Form 10QSB/A
period 2000-03-31
NORTH SHORE CAPITAL IV INC
filed 2000-08-29
CIK 1102005

FILED AS OF DATE:		20000829

FILER:

	COMPANY DATA:
		COMPANY CONFORMED NAME:			NORTH SHORE CAPITAL IV
		CENTRAL INDEX KEY:			0001102005
		STANDARD INDUSTRIAL CLASSIFICATION:	BLANK CHECKS [6770]
		IRS NUMBER:					541964054
		STATE OF INCORPORATION:			CO
		FISCAL YEAR END:				1231


		ZIP:			22151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

					   AMENDMENT NO. 1

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

Certain conflicts of interest exist between the Company and its officer and director. He has other business interests to which he devotes his attention, and he may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with his fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

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

                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                               FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH, 31, 2000
                      AND THE PERIOD FROM FEBRUARY 3, 1999
                     (DATE OF INCEPTION) TO MARCH 31, 2000

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
NORTH SHORE CAPITAL IV, Inc.
(a Development Stage Company)

I have reviewed the accompanying balance sheet of North Shore Capital IV, Inc. (a development stage company) as of March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the three month period then ended and the period from February 3, 1999 (inception) to March 31, 1999, as well as the period from February 3, 1999 (inception) to March 31, 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in the financial statements is the representation of the management of North Shore Capital IV, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



/S/   Dennis W. Bersch

Milwaukee, Wisconsin
August 14, 2000


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




Stockholders' equity:

  Preferred stock, no par value,
  10,000,000 shares authorized,
  no shares outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  2,247,500 issued and outstanding	    $2,248
  Paid in Capital				   $49,652

  Deficit accumulated during the
  development stage                   (49,566)

      Total stockholders equity  (deficit)                   $2,334

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $2,334



SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.


                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED MARCH 31, 2000,
           THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO MARCH 31, 1999,
               AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION)
                                TO MARCH 31, 2000



                          February 3, 1999    Three Months    February 3, 1999
                          (Inception) to      Ended           (Inception) to
                          March 31, 1999      March 31, 2000  March 31, 2000

REVENUE                        $   0           $    0        $       0

EXPENSES:
  Audit fees								      5,000
  Professional fees  (note 3)                   		     40,000
  Organization costs (note 3)   4,400           		      4,400
  Bank fees                                       137               166


Net loss                     $ (4,400)       $  ( 137)       $  (49,566)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding    1,100,000      2,247,500         2,213,571


Loss Per Common Share          $ (.00)        $  (.00)        $    (.02)


SEE NOTES TO FINANCIAL STATEMENTS

                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                         STATEMENT OF STOCKHOLDERS' EQUITY
                         THREE MONTHS ENDED MARCH 31, 2000
             AND THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2000

                               Shares     Par       Paid      Retained
                                                    in        Earnings
                               Issued     Value     Capital   (Deficit)  Equity

Balance at February 3, 1999      0      $   0       $   0	  $   0	$  0

Issuance of common stock for  2,200,000   2,200       2,200	             4,400
Services Rendered at inception
at $.002 on February 3, 1999
(See Note 2)
Shares issued pursuant to
Private Placement under
Regulation D		       17,500      18        17,482              17,500


Issued in exchange		 30,000      30        29,970              30,000
for cash and servicces
at $1.00 per share

Net loss for the period from				             ($49,429)  (49,429)
 February 3, 1999 through
 March 31, 2000

Net loss for the three months
 ended March 31, 2000 	                                       (137)      (137)

Balance at March 31, 2000    2,247,500    $2,248   $ 49,652  ($49,566)    2,334


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.


                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED MARCH 31, 2000,
          THE PERIOD FROM FEBRUARY 3, 1999 TO MARCH 31, 1999 (INCEPTION),
             AND THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2000

                           February 3, 1999    Three Months    February 3, 1999
                           (Inception) to      Ended           (Inception) to
                           March 31, 1999      March 31, 2000  March 31, 2000


CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income						      ($137)	     ($49,566)
  	Cash flow from
	operating activities	     -0-	      ($137)           ($49,566)
CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common Stock					    	       17,500

  Issuance of stock in exchange
  For organizational activities  4,400				        4,400

  Issuance of stock in exchange
  For professional fees							       30,000

  Cash provided by
  financing activities		   4,400   	                         51,900



Net cash provided this peiod        0            (137)              2,334

Cash and cash equivalents,
 beginning of period                0            2,471                 0

Cash and cash equivalents, end of period       $ 2,334            $ 2,334


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Development Stage Operations


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.
     North Shore Capital IV, Inc. (a Development Stage Company) (the Company) was incorporated on February 3, 1999, in the State of Colorado. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no significant business activity to date. The Company has selected the calendar year as its fiscal year.
Costs associated with organization have been expensed in accordance with SOP 98-5.

Stock-Based Compensation

     The Company accounts for stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". The Company accounts for stock-based compensation based on the fair value of the consideration received or the fair value of the stock issued, whichever is more reliably measurable.

Estimates

	These condensed consolidated financial statements as of March 31, 2000 and for the periods ended March 31, 2000 and 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of the Company ("North
Shore Capital IV" or "North Shore") as of and for the year ended December
31, 1999 included in the Company's Registration Statement, or Form 10SB, as filed with the Securities and Exchange Commission ("SEC"). These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at March 31, 2000, its results of operations for the periods ended March 31, 2000 and 1999 and its cash flows for the periods ended March 31, 2000 and 1999. The results of operations for the periods ended March 31, 2000 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2000.

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

3.   RELATED PARTY TRANSACTIONS

An amount totalling $40,000 ($10,000 cash, 30,000 shares of common stock valued at $1.00 per share) was paid for consulting services rendered in connection with business planning and compliance. Those consulting services were rendered by shareholders of the Company.

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


                                           North Shore Capital IV, Inc.

                                           /s/ Gerard Werner, P.C.

DATE: August 28, 2000                        By: Gerard Werner, P.C.
                                           Title: Filing Agent

