Form 10QSB/A
period 2000-03-31
NORTH SHORE CAPITAL IV INC
filed 2000-10-23
CIK 1102005

FILED AS OF DATE:		20001023

FILER:

	COMPANY DATA:
		COMPANY CONFORMED NAME:			NORTH SHORE CAPITAL IV
		CENTRAL INDEX KEY:			0001102005
		STANDARD INDUSTRIAL CLASSIFICATION:	BLANK CHECKS [6770]
		IRS NUMBER:					541964054
		STATE OF INCORPORATION:			CO
		FISCAL YEAR END:				1231


		ZIP:			22151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                 AMENDMENT NO. 2

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

The Company's President and all current shareholders own all of the issued and outstanding stock of three (3) additional corporations (North Shore Capital I, II, and III) which are shell companies formed February 3, 1999. The Form 10-SB registration statement of North Shore Capital I through IV may become effective by lapse of time on or about June 12, 2000. (See "Item 5. Directors, Executive Officers, Promoters, and Control Persons---Other Blind Pool Activities.") Thus, the Company may be in competition with North Shore Capital I, II and III in seeking merger candidates.

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



                               February 3, 1999    Three Months    February 3, 1999
                               (Inception) to      Ended           (Inception) to
                               March 31, 1999      March 31, 2000  March 31, 2000

REVENUE                        $   0               $    0          $     0

EXPENSES:
  Audit fees							            	                                     5,000
  Professional fees  (note 3)                            		         40,000
  Organization costs (note 3)   4,400                    		          4,400
  Bank fees                                           137              166


Net loss                       $(4,400)            $ (137)          $(49,566)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding     1,100,000           2,247,500        2,213,571


Loss Per Common Share          $ (.00)             $  (.00)         $  (.02)


SEE NOTES TO FINANCIAL
STATEMENTS

                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                         STATEMENT OF STOCKHOLDERS' EQUITY
                         THREE MONTHS ENDED MARCH 31, 2000
             AND THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2000

                               Shares      Par       Paid      Retained
                                                     in        Earnings
                               Issued      Value     Capital   (Deficit)  Equity

Balance at February 3, 1999      0         $   0      $   0    $   0     	$  0

Issuance of common stock for   2,200,000   2,200       2,200	             4,400
Services Rendered at inception
at $.002 on February 3, 1999
(See Note 2)
Shares issued pursuant to
Private Placement under
Regulation D		                  17,500      18        17,482              17,500


Issued in exchange		            30,000      30        29,970              30,000
for cash and servicces
at $1.00 per share

Net loss for the period from				                               ($49,429)  (49,429)
 February 3, 1999 through
 March 31, 2000

Net loss for the three months
 ended March 31, 2000 	                                          (137)     (137)

Balance at March 31, 2000      2,247,500    $2,248    $49,652  ($49,566)    2,334


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

                           February 3, 1999    Three Months    February 3, 1999
                           (Inception) to      Ended           (Inception) to
                           March 31, 1999      March 31, 2000  March 31, 2000


CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income						          (4400)              ($137)	         ($49,566)
 	Cash flow from
	operating activities	      -0-	               ($137)          ($49,566)
CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common
  Stock					    	                                               17,500

  Issuance of stock
  in exchange
  For organizational
  activities                4,400				                           4,400

  Issuance of stock
  in exchange
  For professional fees							                                  30,000

  Cash provided by
  financing activities		       0    	                           51,900



Net cash provided
this period                (4,400)             (137)             2,334

Cash and cash
 equivalents,
 beginning of
 period                        0               2,471                0

Cash and cash
equivalents, end
of period                  (4,400)            $ 2,334           $ 2,334


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


                                           North Shore Capital IV, Inc.

                                           /s/ Gerard Werner, P.C.

DATE: October 12, 2000                        By: Gerard Werner, P.C.
                                              Title: Filing Agent

