Form 10KSB
period 2002-12-31
NORTH SHORE CAPITAL IV INC
filed 2003-06-10
CIK 1102005

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

     ____________ to ____________

     Commission file number: 000-30383


                           NORTH SHORE CAPITAL IV, INC.
                 (Name of small business issuer in its charter)


       COLORADO            000-30383                 54-1964054
       ---------------     ---------------------    ---------------------
       (State of           (Commission File No.)    (IRS Employer ID No.)
       Incorporation)
			     203 Yoakum Pkwy., #916
                              Alexandria, VA 22304
                                (703)-370-6484
               --------------------------------------------------
                    (Address of Principal Executive Offices)


			      GERARD WERNER, P.C.
                            203 Yoakum Pkwy., #916
                             ALEXANDRIA, VA 22304
                                  703-370-6484
               --------------------------------------------------
                     (Name and Address of agent for service)


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

The aggregate market value of the 17,500 shares of Common Stock held by non-affiliates was $0.00 as of December 31, 2002. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the book value of such shares on such date.

As of December 31, 2002, 2,247,500 shares of the issuer's Common
Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are incorporated by reference into the registration statement:

(a)-1. North Shore's Form 10-QSB, filed February 27, 2003, for the quarter ending September 30, 2002;

       North Shore's Form 10-QSB, filed February 27, 2003, for the quarter ending June 30, 2002;

       North Shore's Form 10-QSB, filed May 17, 2002, for the quarter ending March 31, 2002;


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


                        ITEM 2.  DESCRIPTION OF PROPERTY


Administrative Offices

     The Company currently maintains a mailing address at 203 Yoakum Pkwy., # 916, Alexandria, VA 22304, which is the office address of its legal counsel. The Company's telephone number is (703)-370-6484. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.


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

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2002, reflects a current asset value of $20, and a total asset value of $20 in the form of cash deposits.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

     During the calendar year 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                     PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

Compliance with Section 16(a) of the Securities Exchange Act of 1934
- - - -----------------------------------------------------------------------
Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 2002 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

Committees of the Board
- - - -----------------------------------
The Board of Directors delegates certain of its authority to a Compensation Committee and an Audit Committee. There are currently vacancies on both of these committees. The Board expects to fill such vacancies after it has filled the vacancies on the Board of Directors.

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


THE DIRECTORS

The following table sets forth the ages of and positions and offices presently held by each director of the Company.


Name                 Age             Positions Held and Tenure



Gerard Werner         30              President and Director since
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

Other Public Shell Activities

     The Company's President is also an officer and director of the shell companies: North Shore Capital I and II, respectively.

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


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of December 31, 2002, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


Name and Address                  Number of      Percent of
                                  Shares Owned   Class Owned
                                  Beneficially

Gerard Werner, Esq.(1)
203 Yoakum Pkwy., #916             2,200,000      97.89%
Alexandria, VA 22304



All directors and executive
officers as a group (1 person)     2,200,000      97.89%

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

With respect to financial and other information relating to the Company, Gerard Werner, P.C., whose address is 203 Yoakum Pkwy., #916, Alexandria,
VA 22304, will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549, and copies may be obtained from the Commission at prescribed rates. In addition, the Company will provide without charge, upon the request of any stockholder, a copy of its Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, to be filed with the Commission. Any such requests should be directed to the President of the Company, address 203 Yoakum Pkwy., #916, Alexandria, VA 22304.

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

Date: June 5, 2003


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


SIGNATURE             TITLE                 DATE
- - - -----------------------------------------------------------

/s/ Gerard Werner      Director, Secretary    June 5, 2003



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


NORTH SHORE CAPITAL IV, INC.


TABLE OF CONTENTS

Independent Auditors' Report...........................................F - 2

Financial Statements

    Balance Sheet - December 31, 2002..................................F - 3

    Statements of Operations -
    Years Ended December 31, 2002 and 2001, and
    The period from February 3, 1999 (inception)
    Through December 31, 2002..........................................F - 4

    Statement of Changes in Stockholders' Equity -
    Years Ended December 31, 2002 and 2001 and
    The period from February 3, 1999 (inception)
    Through December 31, 2002..........................................F - 5

    Statements of Cash Flows -
    Years Ended December 31, 2002 and 2001 and
    The period from February 3, 1999 (inception)
    Through December 31, 2002..........................................F - 6

Notes to Financial Statements..........................................F - 7

NORTH SHORE CAPITAL IV, INC.
(A Development Stage Company)
May 30, 2003

Shareholders and Board of Directors
NORTH SHORE CAPITAL IV, INC.
Springfield, VA 22151

Report of Independent Auditor

I have audited the accompanying balance sheet of North Shore Capital
IV, Inc. (a development stage Company) as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2002, December 31, 2001 and the period from February 3, 1999 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based upon my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Shore Capital IV, Inc. (a development stage Company) as of December 31, 2002, and the results of operations, and its cash flows, for the years ended December 31, 2002, December 31, 2001, and the period from February 3, 1999 through December 31, 2002, in conformity with generally accepted accounting principles.

/s/ Dennis W. Bersch, CPA

Milwaukee, Wisconsin
May 30, 2003


                            NORTH SHORE CAPITAL II, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET

                                                December 31, 2002



ASSETS


CURRENT ASSETS
     Cash                                                	$    -


TOTAL ASSETS                                              		$    -

LIABILITIES AND EQUITY


TOTAL LIABILITIES                                              	    -0-

Stockholders' equity:

  Preferred stock, $.001 par value;
  0%, noncumulative, convertible,
  10,000,000 shares authorized,
  no shares outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  2,247,500 issued and outstanding                         $  2,248
  Paid in Capital                                          $ 49,652

  Issued and Outstanding                                     51,900

  Deficit accumulated during the
  development stage                                         (51,900)

  Total stockholders' equity  (deficit)                    	$    -


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 		$   0



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE INDEPENDENT AUDITOR'S REPORT.


                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

                                STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 30, 2002, DECEMBER 31, 2001,
                    AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION)
                               TO DECEMBER 31, 2002



                                                    Year                  Year                    February 3, 1999
                                                    Ended                 Ended                   (Inception) to
                                 	            December 31, 2002     December 31, 2001       December 31, 2002

REVENUE                                               $       0           $       0                $     0

EXPENSES:
  Audit fees                                                                   1280                  6,682
  Professional fees                                                                                 40,000
  Organization costs                                                                                 4,400
  Office Expenses                                           270                  70                    270
  Bank charges                                              123                 128                    548


Net loss                                              $    (393)             (1,478)               $ (51,900)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding                             2,247,500            2,247,500              2,236,383


Loss Per Common Share                                 $    (.00)           $   (.00)               $   (.02)



                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

                                       STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31, 2002, & DECEMBER 31, 2001,
                AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO DECEMBER 31, 2002



                                                    Three months          Three months            February 3, 1999
                                                    Ended                 Ended                   (Inception) to
                                 	            December 31, 2002     December 31, 2001       December 31, 2002

REVENUE                                               $       0           $       0                $     0

COSTS AND EXPENSES:
  Audit fees                                                                                         6,682
  Professional fees                                                                                 40,000
  Organization costs                                                                                 4,400
  Administrative Fees                                       170                 100                    270
  Bank charges                                               33                  40                    548


Net loss                                              $    (203)               (140)               $ (51,900)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding                             2,247,500            2,247,500              2,236,383


Loss Per Common Share                                 $    (.00)           $   (.00)               $   (.02)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE INDEPENDENT AUDITOR'S REPORT.

                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                        STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                               THROUGH DECEMBER 31, 2002

                                  Shares      Par         Paid        Retained
                                                          in          Earnings
                                  Issued      Value       Capital     (Deficit)       Equity

Balance at February 3, 1999       $      0    $     0     $     0     $     0         $    0

Issuance of common stock for      2,200,000     2,200       2,200                      4,400
Services Rendered at inception
at $.002 on February 3, 1999


Shares issued pursuant to
Private Placement under
Regulation D                        17,500         18       17,482                    17,500

Issued in exchange                  30,000         30       29,970                    30,000
for cash and services
at $1.00 per share

Net loss for the year ended
December 31, 2001                                                       (1,478)

Net loss for the year ended                                               (393)
December 31, 2002

Net loss for the period from                                           ($51,900)      (51,900)
 February 3, 1999 to
 December 31, 2002



Balance at Dec. 31, 2001           2,247,500    $ 2,248   $ 49,652     ($51,900)        $(1)


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

                                           The Year               The Year                February 3, 1999
                                           Ended                  Ended                   (Inception) to
                                           December 31, 2002      December 31, 2001       December 31, 2002


NET CASH FLOWS USED
BY OPERATING ACTIVITIES
 Net Income (loss)                         (393)                   (1,478)                  ($51,900)
    Cash flow from
    operating activities                   (393)                   (1,478)                  ($51,900)

CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common Stock                                                                    17,500

  Issuance of stock in
  exchange for
  organizational activities                                                                    4,400

  Issuance of stock in
  exchange for
  professional fees                                                                           30,000

  Net cash provided by
  financing activities                                                                        51,900

Net (decrease) increase
in cash                                     (393)                   (1,478)                      20

Cash and cash equivalents,
 beginning of period                         393                     1,871                        0

Cash and cash equivalents,
end of period                                  0                       393                        0

Income taxes paid                           $  0		         0                        0

Interest paid	                            $  0      			 0                        0


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE NOTES TO FINANCIAL STATEMENTS.


                         NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2001


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At December 31, 2002, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                      		  $     20,607
     Valuation allowance                  		       (20,607)

     Net deferred tax assets recognized on
      the accompanying balance sheets         	  $             0


    The components of the income tax provision (benefit) consisted of the following for the period ended December 31, 2002.

     Current                       	            $         0
     Deferred                    	                 20,607


     Tentative tax provision (benefit)         	         20,607
     Change in valuation allowance                      (20,607)

       Net income tax provision (benefit)      $            0


     The Company has a net operating and economic loss carryforward of approximately $52,000 available to offset future federal and state taxable income through 2020 as follows:

     Year of Expiration                        Amount

     2019                                      $    45,000
     2020                                            7,000







CONSENT OF COUNSEL

I hereby consent to the incorporation by reference in this Annual Report on Form 10-KSB of my consent dated November 1, 2000, appearing in the North Shore Capital IV, Inc. Registration Statement on Form 10SB12G filed November 1, 2000. I also consent to the reference tomes under the heading "Exhibits" in such Registration Statement.

GERARD WERNER, P.C.

/s/ Gerard Werner, P.C.

By:_______________________


Alexandria, VA










CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

North Shore Capital IV, Inc.
Dated: May 30, 2003


I hereby consent to the incorporation by reference in this Annual Report to Shareholders on Form 10-KSB of my report dated May 30, 2003, appearing on page F-2 of North Shore's Annual Report on Form 10-KSB for the year ended December 31, 2002. I also consent to the reference to me under the heading "Exhibits" in such Registration Statement.



                                        DENNIS W. BERSCH, CPA
                                        /s/ Dennis W. Bersch

                                        ------------------------------------
                                        DENNIS BERSCH, CPA






EXHIBIT 99.1

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                        SAFE HARBOR COMPLIANCE STATEMENT
                         FOR FORWARD-LOOKING STATEMENTS

     In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. North Shore Capital IV, Inc. ("North Shore" or the "Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

     "Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of North Shore. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe Harbor Statement") to reflect future developments. In addition, North Shore undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

Of the total 2,247,500 shares of common stock held by present stockholders of the Company, 2,200,000 shares were issued pursuant to Rule 701 and may become available for resale under Rule 144, on or about July 1, 2000. However, recent correspondence directed from the Commission to the NASD suggests that Rule 144 sales by affiliates or their successors/assigns will generally not be afforded an opportunity to rely on Rule 144 for "safe harbor" re-selling under such rule and will most likely only be able to transfer such securities pursuant to an effective registration statement filed under the Securities
Act of 1933 (the "Act"). Specifically, the S.E.C., in a January 21, 2000, letter to Mr. Ken Worm of the NASD, has expressed the view that promoters and affiliates of blank-check companies are "underwriters", within the meaning of the '33 Act. Accordingly, securities acquired by non-affiliates from the promoters or affiliates of the Company could not be resold prior to registration under the Act.

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

27. Existing shareholders are likely to experience significant dilution of their ownership percentage, in any business combination in which the Company may enter into.

Insofar as a business combination involving the Company will likely entail the issuance of authorized, but currently unissued, shares of the Company's common stock, existing shareholders may find their equity position significantly diluted. Any business combination involving the Company is likely to include the issuance of additional shares of the Company's common stock to the shareholders of the target company, in exchange for an equity position in the surviving entity for existing shareholders of the Company. The equity percentage held by shareholders in the surviving entity will likely be considerably lower than that held in the Company presently.

28. Any business combination entered into by the Company could result in a taxable gain to current shareholders of the Company's stock.

A business combination entered into by the Company could likely result in a taxable event to existing shareholders of the Company's common stock. In the event that current shareholders of the Company's common stock receive consideration for their shares above the value of their original investment, in a business combinaiton entered into by the Company, they will incur a taxable gain.


29. Certain adverse effects on the Company could result from a determination by the S.E.C. that the Company is subject to the regulatory provisions of the Investment Company Act of 1940.

A determination by the S.E.C. that the Compnay is an "investment company", could impose especially onerous reporting and other requirements upon the Company's management, which could seriously impede the Company's ability to enter into a business combination with another company, given the relatively limited resources of the Company at the present time. It should be noted that management strongly believes that the Company does not qualify as an "investment company", as that term is defined in the 1940 Act.

The Investment Company Act also places certain restrictions on our ability to take certain actions. We may not alter or change our corporate objectives, strategies or policies such that we cease to be a "blank check" company.
We would also be prohibited by the Investment Company Act from knowingly participating in a joint transaction, including a co-investment with an affiliated person, including any of our directors, or any entity managed or advised by any of them.


	The following table documents the current involvement of Gerard Werner with each shell company (please see Item 2 below for elaboration):

NORTH SHORE CAPITAL

     			  NSC I, Inc.	  NSC II, Inc. 	            NSC IV, Inc.


Gerard Werner's	          President	  President                 President
Titles 		          Director	  Director	            Director


Gerard Werner's 	   97.89%	  97.89%           	     97.89%
Equity %

Filing Type		   10-SB12G/A     10-SB12G/A	  	     10-SB12G/A

SEC File No.  	           0-30307	   0-30295	    	      0-30383

Percentage time 	   12.5%	   12.5%	   	      12.5%
Devoted to the
Company


The Company's President may form Maui Capital I, Inc., which is a shell company with the same capital structure and business plan as North Shore Capital I and II, and the Company. He may also elect, in the future, to form one or more additional public shell companies with a business plan similar or identical to that of the Company. Any such additional shell companies would also be in direct competition with the Company for available business opportunities. (See Item 5 - "Directors, Executive Officers, Promoters and Control Persons - Conflicts of Interest.")

The Company's President was previously a Director and Vice-President of Oak Brook Capital I, II, III, and IV, blank-check companies with similar capital structures as the Company. As of this date, he has resigned his positions as an officer and director with Oak Brook Capital I, II, III and IV, each having consummated a business combination with an operating entity. Mr. Werner most recently resigned from Oak Brook Capital III, on October 20, 2000. Mr. Werner retained between 1.5% and 2.0% equity in the surviving companies, which are now known as AEI Environmental, America's Power Partners, Alpha Fibre, Inc., and PVAXX corporation, respectively.

Shareholders have certain rights with regards to the Company's management, in the event of breaches of certain obligations including loyalty and the misappropriation of a corporate opportunity. Shareholders may seek remedies under several provisions of the 1933 and 1934 acts.
Sections 11 and 12 of the '33 Act help safeguard investors against materially false statements in Registration Statements (section 11);
and against materially false statements in prospectuses and other communications (section 12). Remedies available under these sections include the reimbursement to the investor, by the company, of the consideration paid for the security minus any gain received thereupon. Investors are also protected by section 10(b) of the '34 Act, which proscribes manipulative or deceptive practices in connection with the purchase or sale of a security; and by section 14(e) of the '34 Act, which proscribes material misstatements in connection with proxies. As many states, including Colorado, have securities laws modeled after the '33 and '34 Acts, remedies may be available under state law as well. In any case, lawsuits under section 11 of the '33 Act may be brought "at law or in equity, in any court of competent jurisdiction".

It is anticipated that the Company's President may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's President and may consider his own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction.