Form 10QSB
period 2003-03-31
NORTH SHORE CAPITAL IV INC
filed 2004-03-11
CIK 1102005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March 31, 2003

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



        Regency Towers
	1415 West 22nd Street
	Tower Floor
        Oak Brook, IL                                    60523
(Address of Principal Executive Offices)               (Zip Code)



                                 (630)-684-2300
              (Registrant's Telephone Number, Including Area Code)

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

Common Stock, No Par Value - 2,247,500 shares as of March 31, 2003.

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

The Company's President and all current shareholders own all of the issued and outstanding stock of one (1) additional corporation (North Shore Capital II) which are shell companies formed February 3, 1999.
The Form 10-SB registration statements of North Shore Capital II and IV may become effective by lapse of time on or about June 17, 2000. (See "Item 5. Directors, Executive Officers, Promoters, and Control Persons---Other Blind Pool Activities.") Thus, the Company may be in competition with North Shore Capital II in seeking merger candidates.

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


- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                               FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2003
                      AND THE THREE MONTHS ENDED MARCH 31, 2002,
                  AND THE PERIOD FROM FEBRUARY 3, 1999, (INCEPTION)
		               TO MARCH 31, 2003

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
NORTH SHORE CAPITAL IV, Inc.
(a Development Stage Company)

I have reviewed the accompanying balance sheet of North Shore Capital IV, Inc. (a development stage company) as of March 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the three month period then ended, the three month period ended March 31, 2002, and the period from February 3, 1999 (inception) thru March 31, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in the financial statements is the representation of the management of North Shore
Capital IV, Inc.

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

Milwaukee, Wisconsin
March 4, 2004


                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET
                                  MARCH 31, 2003


 ASSETS

	CURRENT ASSETS
		Cash		                                 $   0

        TOTAL ASSETS                          		         $   0

 LIABILITIES AND EQUITY
	NOTE PAYABLE
	TO OFFICER						    410


	TOTAL LIABILITIES			       	         $  410




Stockholders' equity:

  Preferred stock, no par value,
  10,000,000 shares authorized,
  no shares outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  2,247,500 issued and outstanding	                           $2,248
  Paid in Capital				                   $49,652

  Deficit accumulated during the
  development stage                                               (52,310)

 Total stockholders equity (deficit)                              $    0

 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                           $ (410)





SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.


                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED MARCH 31, 2003,
                      AND THE THREE MONTHS ENDED MARCH 31, 2002
          AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO MARCH 31, 2003



                                 Three Months             Three Months      February 3, 1999
                                 Ended                    Ended             (Inception) to
                                 March 31, 2003           March 31, 2002    March 31, 2003

REVENUE                           $    0                   $     0           $   0

EXPENSES:
  Audit fees			     410                	                    7,092
  Professional fees (note 3)                             		           40,000
  Organization costs(note 3)    		                                    4,400
  Bank fees                            0                        30                    568
  Office Expenses                                                                     250

Net loss                          $ (410)                   $  (30)               (52,310)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding        2,247,500                 2,247,500           2,238,000


Loss Per Common Share             $ (.00)                   $  (.00)          $   (.02)


SEE NOTES TO FINANCIAL
STATEMENTS

                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                         STATEMENT OF STOCKHOLDERS' EQUITY
                         THREE MONTHS ENDED MARCH 31, 2002,
                         THREE MONTHS ENDED MARCH 31, 2003,
             AND THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2003

                                          Shares           Par            Paid          Retained
                                                                          in            Earnings
                                          Issued           Value          Capital       (Deficit)         Equity



Issuance of common stock for              2,200,000        2,200           2,200                            4,400
Services Rendered at inception
at $.002 on February 3, 1999
(See Note 2)
Shares issued pursuant to
Private Placement under
Regulation D 		                    17,500          18            17,482                           17,500


Issued in exchange 		            30,000          30            29,970                           30,000
for cash and servicces
at $1.00 per share

Net loss for the three months
 ended March 31, 2002  	                                                                  (30)
Net loss for the three months
 ended March 31, 2003		 						          (410)

Net loss for the period from
 February 3, 1999, to
 March 31, 2003                                                                         ($52,310)         ($52,310)

Balance at March 31, 2003                  2,247,500       $2,248       $49,652         ($52,310)          $ (410)


SEE NOTES TO FINANCIAL
STATEMENTS AND
INDEPENDENT CERTIFIED
ACCOUNTANTS' REVIEW REPORT.


                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED MARCH 31, 2003,
                     AND THE THREE MONTHS ENDED MARCH 31, 2002
                AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO
                                   MARCH 31, 2003

                                                Three Months               Three Months         February 3, 1999
                                                Ended                      Ended                (Inception) to
                                                March 31, 2003             March 31, 2002       March 31, 2003


CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income					($410)                        ($30)	            ($52,310)
 	Cash flow from
	operating activities	                ($410)	                      ($30)                 ($52,310)
CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common										       17,500
  Stock

  Issuance of stock
  in exchange
  For organizational
  activities                        				                                       4,400

  Issuance of stock
  in exchange
  For professional fees	                                     	                                      30,000

  Cash provided by
  financing activities		                  410		                   0                  52,310



Net cash provided
this period                                        0                           ($30)                   0
Cash and cash
 equivalents,
 beginning of
 period                                            0                           $393                    0
Cash and cash
equivalents, end
of period                                          0                           $363                    0



SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

Estimates

     These condensed consolidated financial statements as of March 31, 2003, the three month period ended March 31, 2002, and the period from February 9, 1999 (inception) thru March 31, 2003, and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of the Company ("North
Shore Capital IV" or "North Shore") as of and for the years ended December 31, 1999, December 31, 2000, December 31, 2001, and December 31, 2002, included in the Company's Registration Statement, or Form 10SB, as well as the Company's Form 10KSB for the years 2000, 2001, and 2002, filed with the Securities and Exchange Commission ("SEC"). These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the years ended December 31, 1999, December 31, 2000, December 31, 2001, and December 31, 2002. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at March 31, 2003, its results of operations for the periods ended March 31, 2002, and 2003, and its cash flows for the periods ended March 31, 2002, and 2003. The results of operations for the periods ended March 31, 2002, and 2003, may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2003.

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

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONTINUED)

                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

4.   INCOME TAXES

Due to the current period's operating loss, the Company has no provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At March 31, 2003, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                        $    20,607
     Valuation allowance                           (20,607)

     Net deferred tax assets recognized on
      the accompanying balance sheets          $         0


The components of the income tax provision (benefit) consisted of the following for the period ended March 31, 2003.

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




SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONCLUDED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           North Shore Capital IV, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MARCH 31, 2003

=====================================
THREE MONTHS ENDING MARCH 31, 2003
=====================================

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

     The Balance Sheet as of 03/31/2003 reflects $0, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $0, in assets. and a Deficit accumulated during the development stage of ($52,310). The Company has also incurred a net loss to date of ($52,310).

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2003, reflects a total asset value of $0. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2003, through March 31, 2003, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

     North Shore provides the following risk factor disclosure in connection with its continuing effort to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the disclosures contained in the Quarterly Report on Form 10-QSB to which this statement is appended as an exhibit and also include the following:

FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY North Shore Capital IV, Inc. (HEREINAFTER REFERRED TO AS "NORTH SHORE" AND/OR "COMPANY") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF
1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2
AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF NORTH SHORE AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE
BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY
FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10QSB, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

RISK FACTORS


1. The majority control by the Company's Principal Shareholders, Officers and Directors may negatively impact the operation of the Company.

The Company's principal shareholders, officer and director will beneficially own ninety-eight percent (98%) of the Company's Common Stock. As a result, such person will have the ability to control the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing change in control of the Company. See "Principal Stockholders."

2. Conflicts of interest between the Company and its officer and director may impede the operational ability of the Company.

Certain conflicts of interest exist between the Company and its officer and director. He has other business interests to which he devotes his time and attention, and he may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with his fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

The Company's President and all current shareholders own all of the issued and outstanding stock of one (1) additional corporation (North Shore
Capital  II) which is a shell company formed February 3, 1999.
The Form 10-SB registration statements of North Shore Capital II, and IV, may become effective by lapse of time on or about June 20, 2000. (See "Item
5. Directors, Executive Officers, Promoters, and Control Persons---Other Blind Pool Activities.") Thus, the Company may be in competition with North Shore Capital II in seeking merger candidates.

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

Of the total 2,247,500 shares of common stock held by present stockholders of the Company, 2,200,000 shares were issued pursuant to Rule 701 and may become available for resale under Rule 144, on or about August 1, 2000. However, recent correspondence directed from the Commission to the NASD suggests that Rule 144 sales by affiliates or their successors/assigns will generally not be afforded an opportunity to rely on Rule 144 for "safe harbor" re-selling under such rule and will most likely only be able to transfer such securities pursuant to an effective registration statement filed under the Securities
Act of 1933 (the "Act").

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






Article 5 Fin. Data Schedule for 1st Qtr 10-Q


<PERIOD-TYPE>                     3-MOS
<FISCAL-YEAR-END>                 DEC-31-2003
<PERIOD-START>                    JAN-01-2003
<PERIOD-END>                      MAR-31-2003
<CASH>                                     0
<SECURITIES>                               0
<RECEIVABLES>                              0
<ALLOWANCES>                               0
<INVENTORY>                                0
<CURRENT-ASSETS>                           0
<PP&E>                                     0
<DEPRECIATION>                             0
<TOTAL-ASSETS>                             0
<CURRENT-LIABILITIES>                    410
<BONDS>                                    0
<PREFERRED-MANDATORY>                      0
<PREFERRED>                                0
<COMMON>                              51,900
<OTHER-SE>                                 0
<TOTAL-LIABILITY-AND-EQUITY>            (410)
<SALES>                                    0
<TOTAL-REVENUES>                           0
<CGS>                                      0
<TOTAL-COSTS>                           (410)
<OTHER-EXPENSES>                           0
<LOSS-PROVISION>                           0
<INTEREST-EXPENSE>                         0
<INCOME-PRETAX>                            0
<INCOME-TAX>                               0
<INCOME-CONTINUING>                        0
<DISCONTINUED>                             0
<EXTRAORDINARY>                            0
<CHANGES>                                  0
<NET-INCOME>                            (410)
<EPS-PRIMARY>                           (.00)
<EPS-DILUTED>                           (.00)




</SEC-DOCUMENT>
-----END PRIVACY-ENHANCED MESSAGE-----