Form 10QSB
period 2003-06-30
NORTH SHORE CAPITAL IV INC
filed 2004-03-11
CIK 1102005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           June 30, 2003

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

Common Stock, No Par Value - 2,247,500 shares as of June 30, 2003.

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

The Company's President and all current shareholders own all of the issued and outstanding stock of one (1) additional corporation (North Shore
Capital II) which are shell companies formed February 3, 1999.
The Form 10-SB registration statements of North Shore Capital II, and IV may become effective by lapse of time on or about June 17, 2000. (See "Item 5. Directors, Executive Officers, Promoters, and Control Persons---Other Blind Pool Activities.") Thus, the Company may be in competition with North Shore Capital II in seeking merger candidates.

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


- - ------------------------------------------------------------------------

- - ------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS



                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                               FINANCIAL STATEMENTS
                          SIX MONTHS ENDED JUNE 30, 2003
                      AND THE SIX MONTHS ENDED JUNE 30, 2002,
                  AND THE PERIOD FROM FEBRUARY 3, 1999, (INCEPTION)
			        TO JUNE 30, 2003

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
NORTH SHORE CAPITAL IV, Inc.
(a Development Stage Company)

I have reviewed the accompanying balance sheet of North Shore Capital IV, Inc. (a development stage company) as of June 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for the three month period then ended, the three month period ended June 30, 2002, and the period from February 3, 1999 (inception) thru June 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in the financial statements is the representation of the management of North Shore
Capital IV, Inc.

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

                                   BALANCE SHEET
                                  June 30, 2003


 ASSETS

	CURRENT ASSETS
		Cash						$   0

        TOTAL ASSETS                          		      	$   0

 LIABILITIES AND EQUITY
	NOTE PAYABLE
	TO OFFICER						  410


	TOTAL LIABILITIES			       		$ 410




Stockholders' equity:

  Preferred stock, $.001 par value,
  Non-cumulative, convertible
  10,000,000 shares authorized,
  no shares outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  2,247,500 issued and outstanding	                           $2,248
  Paid in Capital				                  $49,652

  Issued and Outstanding                                          $51,900

  Deficit accumulated during the
  development stage                                               (52,310)

 Total equity                                                     $     0

 TOTAL LIABILITIES AND EQUITY                                       ($410)




SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

 North Shore Capital IV, Inc.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2003, & JUNE 30, 2002,
        AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO JUNE 30, 2003




                                  Three Months             Three Months      February 3, 1999
                                  Ended                    Ended             (Inception) to
                                  June 30, 2003            June 30, 2002     June 30, 2003

REVENUE                            $    0                   $     0           $   0

COSTS AND EXPENSES:
  Audit fees			                     	                          7,092
  Professional fees (note 3)                             		         40,000
  Organization costs(note 3)    		                                  4,400
  Bank fees                             0                        30                 568
  Office Expenses                                               100                 250


Net loss                            $   0                   $   (130)            (52,310)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding          2,247,500                2,247,500         2,238,538


Profit (loss) per share              $ (.00)                 $  (.00)          $  (.02)


SEE NOTES TO FINANCIAL
STATEMENTS

                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003, & JUNE 30, 2002,
        AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO JUNE 30, 2003




                                  Six Months               Six Months        February 3, 1999
                                  Ended                    Ended             (Inception) to
                                  June 30, 2003            June 30, 2002     June 30, 2003

REVENUE                            $    0                   $     0           $      0

COSTS AND EXPENSES:
  Audit fees			      410                	  0              7,092
  Professional fees (note 3)                             		        40,000
  Organization costs(note 3)    		                                 4,400

  Bank fees                             0                        60                568
  Office Expenses                                               100                250


Net loss                            $(410)                   $  (160)           (52,310)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding          2,247,500                2,247,500         2,238,538


Profit (loss) per share              $ (.00)                 $  (.00)         $   (.02)


SEE NOTES TO FINANCIAL
STATEMENTS

                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE SIX MONTHS ENDED JUNE 30, 2002,
                         SIX MONTHS ENDED JUNE 30, 2003,
             AND THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                                 TO JUNE 30, 2003

                                          Shares           Par            Paid          Retained
                                                                          in            Earnings
                                          Issued           Value          Capital       (Deficit)         Equity



Issuance of common stock for              2,200,000        2,200           2,200                            4,400
Services Rendered at inception
at $.002 on February 3, 1999
(See Note 2)
Shares issued pursuant to
Private Placement under
Regulation D 		                    17,500          18            17,482                           17,500


Issued in exchange 		            30,000          30            29,970                           30,000
for cash and servicces
at $1.00 per share

Net loss for the six months
 ended June 30, 2002  	                                                                   (160)
Net loss for the six months
 ended June 30, 2003		 						           (410)

Net loss for the period from
 February 3, 1999, to
 June 30, 2003                                                                           ($52,310)         ($52,310)

Balance at June 30, 2003                    2,247,500       $2,248       $49,652         ($52,310)          $($410)

SEE NOTES TO FINANCIAL
STATEMENTS AND
INDEPENDENT CERTIFIED
ACCOUNTANTS' REVIEW REPORT.


                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED JUNE 30 , 2003,
                      AND THE THREE MONTHS ENDED JUNE 30, 2002
                AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO
                                   JUNE 30, 2003

                                                    Three Months             Three Months         February 3, 1999
                                                    Ended                    Ended                (Inception) to
                                                    June 30, 2003            June 30, 2002        June 30, 2003


CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income (Loss)                                    $  0                     $(130)                 ($52,310)
 Adjustment to reconcile net loss
 to net cash provided by (used in)
 operating activities
   Increase in accounts payable
   Cash flow from
   operating activities	                              $  0	               $(130)                 ($52,310)
CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common										        17,500
  Stock

  Issuance of stock
  in exchange
  For organizational
  services                        				                                         4,400

  Issuance of stock
  in exchange
  For professional fees	                                     	                                        30,000

  Cash provided by
  financing activities		                         0		           0                    52,310



Net cash provided
this period                                              0                       $(130)                $    0
Cash and cash
 equivalents,
 beginning of
 period                                                  0                       $ 363                      0

Cash and cash
equivalents, end
of period                                                0                       $ 233                 $    0



SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2003


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

Estimates

     These condensed consolidated financial statements as of June 30, 2003, the three month period ended June 30, 2002, and the period from February 9, 1999 (inception) thru June 30, 2003, and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of the Company ("North
Shore Capital IV" or "North Shore") as of and for the years ended December 31, 1999, December 31, 2000, December 31, 2001, and December 31, 2002, included in the Company's Registration Statement, or Form 10SB, as well as the Company's Form 10KSB for the years 2000, 2001, and 2002, filed with the Securities and Exchange Commission ("SEC"). These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the years ended December 31, 1999, December 31, 2000, December 31, 2001, and December 31, 2002. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) which managementconsiders necessary to present fairly the consolidated financial position ofthe Company at June 30, 2003, its results of operations for the periods endedJune 30, 2002 and 2003, and its cash flows for the periods ended June 30, 2002 and 2003. The results of operations for the periods ended June 30, 2002, and 2003, may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2003.

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

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONTINUED)

                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2003

4.   INCOME TAXES

Due to the current period's operating loss, the Company has no provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At June 30, 2003, the Company's deferred tax asset consisted of the following:

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




SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONCLUDED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           North Shore Capital IV, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


JUNE 30, 2003

=====================================
SIX MONTHS ENDING JUNE 30, 2003
=====================================

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

     The Balance Sheet as of 06/30/2003 reflects ($410), in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has ($410), in assets. and a Deficit accumulated during the development stage of ($52,310). The Company has also incurred a net loss to date of ($52,310).

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2003, reflects a total asset value of ($410). The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.


Results of Operations

     During the period from January 1, 2003, through June 30, 2003, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                                           North Shore Capital IV, Inc.

                                           /s/ Gerard Werner, P.C.

DATE: January 27, 2004                      By: Gerard Werner, P.C.
                                             Title: Filing Agent











Article 5 Fin. Data Schedule for 2nd Qtr 10-Q


<PERIOD-TYPE>                     6-MOS
<FISCAL-YEAR-END>                 DEC-31-2003
<PERIOD-START>                    JAN-01-2003
<PERIOD-END>                      JUN-30-2003
<CASH>                                     0
<SECURITIES>                               0
<RECEIVABLES>                              0
<ALLOWANCES>                               0
<INVENTORY>                                0
<CURRENT-ASSETS>                           0
<PP&E>                                     0
<DEPRECIATION>                             0
<TOTAL-ASSETS>                             0
<CURRENT-LIABILITIES>                   (410)
<BONDS>                                    0
<PREFERRED-MANDATORY>                      0
<PREFERRED>                                0
<COMMON>                              51,900
<OTHER-SE>                                 0
<TOTAL-LIABILITY-AND-EQUITY>               0
<SALES>                                    0
<TOTAL-REVENUES>                           0
<CGS>                                      0
<TOTAL-COSTS>                              0
<OTHER-EXPENSES>                           0
<LOSS-PROVISION>                           0
<INTEREST-EXPENSE>                         0
<INCOME-PRETAX>                            0
<INCOME-TAX>                               0
<INCOME-CONTINUING>                        0
<DISCONTINUED>                             0
<EXTRAORDINARY>                            0
<CHANGES>                                  0
<NET-INCOME>                            (410)
<EPS-PRIMARY>                           (.00)
<EPS-DILUTED>                           (.00)









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

The Company's President and all current shareholders own all of the issued and outstanding stock of one (1) additional corporations (North Shore Capital II) which is a shell company formed February 3, 1999.
The Form 10-SB registration statements of North Shore Capital II, and IV, may become effective by lapse of time on or about June 20, 2000. (See "Item
5. Directors, Executive Officers, Promoters, and Control Persons---Other Blind Pool Activities.") Thus, the Company may be in competition with North Shore Capital II in seeking merger candidates.

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




</SEC-DOCUMENT>
-----END PRIVACY-ENHANCED MESSAGE-----