Form 10KSB/A
period 2003-12-31
NORTH SHORE CAPITAL IV INC
filed 2005-03-04
CIK 1102005

-----BEGIN PRIVACY-ENHANCED MESSAGE-----





                              AMENDMENT TO FORM 10-KSB

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



			      2208 Pershing Avenue
			      Sheboygan, WI 53083
               --------------------------------------------------
                    (Address of Principal Executive Offices)


                                  (920)-207-7772
               --------------------------------------------------


				NOTICE:

North Shore Capital IV, Inc., has recently learned that the initial filing of this annual report was not in full compliance with section 102 of the Sarbanes-Oxley Act of 2002. Specifically, North Shore's audit was not performed by an accounting firm registered with The Public Company Accounting Oversight Board. North Shore is working to address this problem as expeditiously as possible. A new audit, with a properly registered firm, will be completed and this annual report re-submitted to the S.E.C. in a timely fashion. At this time, this amended Form 10K-SB is being submitted with unaudited financial statements.


------------------------------------------------------------------


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


THE DIRECTORS

The following table sets forth the ages of and positions and offices presently held by each director of the Company.


Name                 Age             Positions Held and Tenure



Gerard Werner         32              President and Director since
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


Name and Address                  Number of      Percent of
                                  Shares Owned   Class Owned
                                  Beneficially

Gerard Werner, Esq.(1)
2208 Pershing Avenue              2,200,000      97.89%
Sheboygan, WI 53083



All directors and executive
officers as a group (3 persons)     2,200,000      97.89%

(1)  The persons listed is the sole officer of the Company.

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

With respect to financial and other information relating to the Company, Gerard Werner, Esq., 2208 Pershing Avenue, Sheboygan, WI 53083, will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549, and copies may be obtained from the Commission at prescribed rates. In addition, the Company will provide without charge, upon the request of any stockholder, a copy of its Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, to be filed with the Commission. Any such requests should be directed to the President of the Company, 2208 Pershing Avenue, Sheboygan, WI 53083.

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

Date: March 4, 2005


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





(Unaudited)

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

Stockholders' equity:

  Preferred stock, $.001 par value;
  0%, noncumulative, convertible,
  10,000,000 shares authorized,
  no shares outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  2,247,500 issued and outstanding                           $  2,248
  Paid in Capital                                            $ 49,652

  Issued and Outstanding                                       51,900

  Deficit accumulated during the
  development stage                                           (52,310)

  Total stockholders' equity  (deficit)                    	$   0


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      ($410)








(Unaudited)

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


(Unaudited)

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



(Unaudited)
                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

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




(Unaudited)

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

GERARD WERNER, Esq.

/s/ Gerard Werner, Esq.

By:_______________________


Sheboygan, WI















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