Form 10QSB/A
period 2004-03-31
NORTH SHORE CAPITAL IV INC
filed 2005-03-07
CIK 1102005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                             AMENDMENT TO FORM 10 QSB

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




				    NOTICE:

North Shore Capital IV, Inc., has recently learned that the initial filing of this quarterly report was not in full compliance with section 102 of the Sarbanes-Oxley Act of 2002. Specifically, North Shore's review report was not performed by an accounting firm registered with The Public Company Accounting Oversight Board. North Shore is working to address this problem as expeditiously as possible. A new review, with a properly registered firm, will be completed and this quarterly report re-submitted to the S.E.C. in a timely fashion. At this time, this amended Form 10Q-SB is being submitted with financial statements that have not been reviewed by an accounting firm that meets the requirements of the Sarbanes-Oxley Act.
---------------------------------------------------------------

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




                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET
                                  MARCH 31, 2004
(NOT REVIEWED)

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

(NOT REVIEWED)

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

(NOT REVIEWED)
                                          Shares           Par            Paid          Retained
                                                                          in            Earnings
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

(NOT REVIEWED)
                                                Three Months               Three Months         February 3, 1999
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




                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

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


                                           North Shore Capital IV, Inc.

                                           /s/ Gerard Werner, P.C.

DATE: March 4, 2005                      By: Gerard Werner, P.C.
                                             Title: Filing Agent





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