Form 10QSB/A
period 2004-06-30
NORTH SHORE CAPITAL IV INC
filed 2005-03-07
CIK 1102005

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

The Company's President may also elect, in the future, to form one or more additional public shell companies with a business plan similar or identical to that of the Company. Any such additional shell companies would also be in direct competition with the Company for available business opportunities.
(See Item 5 - "Directors, Executive Officers, Promoters and Control Persons-Conflicts of Interest.")

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

                                   BALANCE SHEET
                                  June 30, 2004
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

(NOT REVIEWED)


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




                            North Shore Capital IV, Inc.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED JUNE 30 , 2004,
                      AND THE THREE MONTHS ENDED JUNE 30, 2003,
                AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO
                                   JUNE 30, 2004
(NOT REVIEWED)

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


                                           North Shore Capital IV, Inc.

                                           /s/ Gerard Werner, Esq.

DATE: March 4, 2005                      By: Gerard Werner, Esq.
                                             Title: Filing Agent











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