Form 10QSB/A
period 2004-09-30
NORTH SHORE CAPITAL IV INC
filed 2005-03-07
CIK 1102005

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


                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET
                                 SEPTEMBER 30, 2004
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

(NOT REVIEWED)

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

(NOT REVIEWED)
                                                     Nine Months                Nine Months            February 3, 1999
                                                     Ended                      Ended                  Inception) to
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