Form 10-K/A
period 2003-12-31
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-08-29
CIK 1102005

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

     ____________ to ____________

     Commission file number: 000-30295


                      Gridline Communications Holdings INC.
                 (Name of small business issuer in its charter)


       COLORADO            000-30383                 54-1964054
       ---------           ---------------------    ---------------------
       (State of           (Commission File No.)    (IRS Employer ID No.)
       Incorporation)


                        14090 Southwest Frwy., Suite 300,
                                Sugarland, TX 77478

               --------------------------------------------------
                    (Address of Principal Executive Offices)


                                (281) 340-8518
               --------------------------------------------------


                           North Shore Capital IV, Inc.
                              2208 Pershing Avenue
                              Sheboygan, WI 53083
                                (920)-207-7772
          (Former name or former address, if changed since last report.)


This Amendment No. 2 to the Form 10-Q filing amends and restates in its entirety the Form 10-Q dated March 25, 2004, originally filed with the Securities and Exchange Commission (SEC) on March 25, 2004 and amended March 7, 2005.

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

     The proposed business activities described herein classify the Company as a "blank check" or "shell company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker- dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker- dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

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

     Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker- dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

Investigation and Selection of Business Opportunities

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is antici- pated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

     Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur fur- ther risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

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

Form of Acquisition

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business op- portunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

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

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisi- tion is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

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

     As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the ac- quisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

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

Employees

     The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anti- cipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for em-ployees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition. The Company's officer has accepted common stock for services rendered for consulting, organizing the corporation, seeking merger candidates and evaluating these candidates. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

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

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward- looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.


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


             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                     PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------------------

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

Committees of the Board
-------------------------------------------

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


THE DIRECTORS

The following table sets forth the ages of and positions and offices presently held by each director of the Company.

Name                 Age             Positions Held and Tenure
----                 ---             -------------------------
Gerard Werner         32             President and Director since
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

Indemnification of Officers and Directors

     As permitted by Colorado law, the Company's Articles of In- corporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

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

----------
#    filed herewith

x incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement Amendment No. 3, filed on November 1, 2000.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE CAPITAL IV, INC.

By:  /s/ Gerard M. Werner

--------------------------------
GERARD M. WERNER,
Chairman and President

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


SIGNATURE             TITLE                 DATE
-------------------------------------------------------------------

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

----------
#    filed herewith

x incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, Amendment No. 3 on November 1, 2000.

NORTH SHORE CAPITAL IV, INC.


                  FINANCIAL STATEMENTS


R. E. Bassie & Co. Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074-2220
Tel: (713) 272-8500 Fax: (713) 272-8515
E-Mail: Rebassie@aol.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
North Shore Capital IV, Inc.:

We have audited the balance sheet of North Shore Capital IV, Inc (a development stage company the Company) as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows the year ended December 31, 2003. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Shore Capital IV, Inc as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage corporation with limited capital. Successful development and marketing of the Companys products and the procurement of additional financing is necessary for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ R. E. Bassie & Co.


Houston, Texas
May 19, 2005

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                         December 31, 2003
                                                         -----------------

ASSETS                                                         $    0

     TOTAL ASSETS                                              $    0

LIABILITIES AND EQUITY
     NOTE PAYABLE
     TO OFFICER                                                   410

     TOTAL LIABILITIES- Current                                   410

 Stockholders' equity (deficit):

  Preferred stock, $.001 par value;
  0%, noncumulative, convertible,
  10,000,000 shares authorized,
  no shares outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  2,247,500 issued and outstanding                           $  2,248
  Additional paid in Capital                                 $ 49,652

  Deficit accumulated during the
  development stage                                           (52,310)

  Total stockholders' equity  (deficit)                         $(410)


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          0

See accompanying notes to financial statements.

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 30, 2003, DECEMBER 31, 2002,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION)
                              TO DECEMBER 31, 2003


                                       Year           Year      February 3, 1999
                                      Ended          Ended       (Inception) to
                                   December 31,   December 31,    December 31,
                                       2003           2002            2003
                                   ------------   ------------  ----------------
REVENUE                               $   0       $        0      $        0

EXPENSES:
  General and Administrative            410              393          52,310
  Total Expenses                        410              393          52,310

Net loss                              $(410)            (393)     $  (52,310)

Net loss per common share-
  basic and diluted:
  Net loss applicable to common
  Shareholders:                                         (.00)           (.00)


 Weighted average number of
 Common shares outstanding                         2,247,500       2,247,500


See accompanying notes to financial statements.

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2003

                                                                          Deficit
                                                                          Accumulated    Total
                                Common                     Additional     During the     Stockholders'
                                Shares                     Paid in        Development    Equity
                                Issued         Amount      Capital        Stage          (Deficit)
                                ---------      ------      ----------     -----------    -------------
Balance, February 3, 1999              --      $   --      $    --        $     --       $     --

Issuance of common shares
for services                    2,230,000       2,230       32,170              --         34,400

Shares issued pursuant to
Private Placement under
Regulation D                       17,500          18       17,482          17,500

 Net loss                              --          --           --         (50,049)       (50,049)

Balance, December 31, 2000      2,247,500       2,248       49,562         (50,049)         1,851

 Net loss                              --          --           --          (1,458)        (1,458)

Balance, December 31, 2001      2,247,500       2,248       49,562         (51,507)           393

 Net loss                              --          --           --            (393)          (393)

Balance, December 31, 2002      2,247,500       2,248       49,562         (51,900)            --

 Net loss                              --          --           --            (410)          (410)

Balance, December 31, 2003      2,247,500      $2,248      $49,562        $(52,310)      $   (410)


See accompanying notes to financial statements.

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2003, DECEMBER 31, 2002, AND FOR
  THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)THROUGH DECEMBER 31, 2003

                                      The Year      The Year    February 3, 1999
                                       Ended         Ended       (Inception) to
                                    December 31,  December 31,    December 31,
                                       2003          2002             2003
                                    -----------   -----------   ----------------
CASH FLOW FROM
OPERATING ACTIVITIES:
  Net loss                          $   (410)      $   (393)       $(52,310)

  Adjustments to reconcile net
  loss to net cash

   Used in operating activities:
   Common stock issued for services                                  34,400

    Net cash used in operating
    activities                          (410)          (393)        (17,910)


CASH FLOWS FROM
INVESTING ACTIVITIES

CASH FLOWS FROM
FINANCING ACTIVITIES
  Proceeds from issuance of stock                                    17,500
  Proceeds from borrowing from
  Shareholder                                           410             410

   Net cash provided by
   financing activities                                 410          17,910

   Net decrease in cash                                (393)             --

Cash at beginning of year                 --            393              --

Cash at end of year                 $     --       $     --        $     --


See accompanying notes to financial statements.

(1)  Summary of Significant Accounting Policies

Organization, Ownership and Business

North Shore Capital IV, Inc. (Company) was incorporated on February 3, 1999, in the State of Colorado. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no significant business activity to date.

Investment Securities

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings, and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

Advertising Costs

The cost of advertising is expensed as incurred.

Management's Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Stock-based Compensation

The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Fair Value of Financial Instruments

The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumption and/or estimation methodologies may have a material effect on the estimated fair value amounts. The interest rates payable by the Company on its notes payable approximate market rates. The Company believes that the fair value of its financial instruments comprising accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.

New Standards Implemented

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of so abnormal. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (hereinafter SFAS No. 150). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined the adoption of this statement will have no effect on the Companys financial statements.

Reclassifications

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

(2)  Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

                                                                 December 31
                                                               2003        2002
                                                              -----       -----
Tax expense/(benefit) computed at statutory
  rate for continuing operations                              $(139)      $(134)
Tax (benefit) of operating loss carryforwards                   139         134
Tax expense/(benefit) for continuing operations               $           $  --

The Company has current net operating loss carryforwards in excess of $52,000 as of December 31, 2003, to offset future taxable income, which expires in various years through 2020.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

                                                               December 31
                                                            2003         2002
                                                          --------     --------
Deferred tax assets:
Net operating loss                                        $ 17,785     $ 17,646

Total deferred tax assets                                   17,785       17,646

Valuation allowance                                        (17,785)     (17,646)
Net deferred assets                                       $     --     $     --

At December 31, 2003, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset would be realized.



END OF AUDITOR"S REPORT

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


Sheboygan, WI
August 24,2005