Form 10QSB/A
period 2004-03-31
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-08-31
CIK 1102005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            AMENDMENT TO FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 2004

                        Commission file Number 00-30383


                     Gridline Communications Holdings INC.
                 (Name of small business issuer in its charter)


         DELAWARE              000-30383                 54-1964054
      ---------------     --------------------    ---------------------
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


This Amendment No. 2 to the Form 10-Q filing amends and restates in its entirety the Form 10-Q dated January 13, 2005, originally filed with the Securities and Exchange Commission ("SEC") on January 13, 2004 and amended March 7, 2005.


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

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD- LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10QSB AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

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

The Company's Director may also elect, in the future, to form one or more additional public shell companies with a business plan similar or identical to that of the Company. Any such additional shell companies would also be in direct competition with the Company for available business opportunities. (See Item 5 - "Directors, Executive Officers, Promoters and Control Persons- Conflicts of Interest.")

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

Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank- check" securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

FORM 10-QSB

Table of Content


PART I - Financial Information

Item 1 - Financial Statements


Condensed Financial Statements

Balance Sheets - March 31, 2004 and December 31, 2003 (Audited)

Statements of Operations - Three months ended March 31, 2004 and 2003

Statements of Cash Flows - Three months ended March 31, 2004 and 2003


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



                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      March 31, 2004, and December 31, 2003
                                   (Unaudited)

 ASSETS                                                    2004           2003
                                                                       (Audited)



        TOTAL ASSETS                                    $      0       $      0

LIABILITIES AND
STOCKHOLDERS'EQUITY


         LOAN PAYABLE TO OFFICER                        $    410       $    410


         TOTAL LIABILITIES-CURRENT                           410            410




Stockholders' equity (deficit):

  Preferred stock, no par value,
  10,000,000 shares authorized,
  none issued

  Common stock, $.001 par value;
  Authorized 50,000,000 shares:
  2,247,500 issued and outstanding
  at March 31, 2004 and December 31, 2003                  2,248          2,248

  Additional Paid in Capital                              49,652         49,652

  Deficit accumulated during the
  development stage                                      (52,310)       (52,310)

 Total stockholders equity (deficit)                        (410)          (410)

 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                 $      0       $      0


                 See accompanying notes to financial statements

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)



                                                                                     Cumulative
                                                                                     totals from
                                                                                    inception to
                                                                                      March 31,
                                                        2004              2003          2004
Revenues                                             $          --   $        --    $        --

Expenses:
General and administrative                                      --           410         52,310
         Total expenses                                         --           410         52,310

Net loss                                             $          --   $      (410)   $   (52,310)


Net loss per common share - basic and diluted:

Net loss applicable to common shareholders           $        0.00   $     (0.00)   $        --

Weighted average common shares - basic and diluted       2,247,500     2,247,500             --


                 See accompanying notes to financial statements.

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)



                                                                 Cumulative
                                                                 totals from
                                                                inception to
                                                                  March 31,
                                              2004       2003       2004


Cash flows from operating activities:
  Net loss                                   $   --   $   (410)   $(52,310)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Common stock issued for services                 --         --      34,400

Net cash used in operating activities            --       (410)    (17,910)

Cash flows from investing activities             --         --          --

Cash flows from financing activities:
  Proceeds from issuance of stock                --         --      17,500
  Proceeds from borrowing from shareholder       --        410         410

Net cash provided by financing activities        --        410      17,910

Net decrease in cash                             --         --          --

 Cash at beginning of year                       --         --          --
 Cash at end of period                       $   --   $     --    $     --


                 See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

(1)  General

North Shore Capital IV, Inc. ("the Company") was incorporated on February 3, 1999 in the State of Colorado. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had not significant business activity to date.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's 10-KSB for the year ended December 31, 2003.

(2)  Use of Estimates

The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(3)  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

(4)  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company's ability to continue as a going concern is contingent upon its ability to implement its plan of operations and secure additional financing.

Failure to secure such financing or implement its plan of operations may result in the Company not being able to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


END OF NOTES

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

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2004, reflects a total asset value of $0. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

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

-----------------------
x     Filed herewith.

# Incorporated by reference from the Registrant's Registration Statement filed on Form 10-SB on or about April 14, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         North Shore Capital IV, Inc.

         /s/ Gerard Werner, P.C.

DATE: August 30, 2005  By: Gerard Werner, P.C.
           Title: Filing Agent