Form 10QSB/A
period 2004-06-30
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-09-01
CIK 1102005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                            AMENDMENT TO FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           June 30, 2004

            Commission file Number                   000-30383


                      Gridline Communications Holdings INC.
                 (Name of small business issuer in its charter)


       DELAWARE            000-30383                 54-1964054
       ---------------     ---------------------     ---------------------
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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

FORM 10-QSB

Table of Contents


PART I - Financial Information

Item 1 - Financial Statements


Condensed Financial Statements

Balance Sheets - June 30, 2004 and December 31, 2003 (Audited)

Statements of Operations - Three and Six months ended June 30, 2004 and 2003

Statements of Cash Flows - Six months ended June 30, 2004 and 2003


Notes to Financial Statements

                                    Page F-1

                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                               FINANCIAL STATEMENTS
                          SIX MONTHS ENDED JUNE 30, 2004,
                      AND THE SIX MONTHS ENDED JUNE 30, 2003,
                  AND THE PERIOD FROM FEBRUARY 3, 1999, (INCEPTION)
                                 TO JUNE 30, 2004

                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                                   BALANCE SHEETS

                         June 30, 2004, and December 31, 2003
                                     (Unaudited)


 ASSETS                                         2004                   2003
 ------                                         ----                   ----
                                                                    (Audited)

        TOTAL ASSETS                             $  0                 $   0

LIABILITIES AND
STOCKHOLDERS'EQUITY

        LOAN PAYABLE TO OFFICER                  $1747                $ 410

        TOTAL LIABILITIES-CURRENT                 1747                  410

Stockholders' equity (deficit):

  Preferred stock, no par value,
  10,000,000 shares authorized,
  none issued

  Common stock, $.001 par value;
  Authorized 50,000,000 shares:
  2,247,500 issued and outstanding
  at June 30, 2004 and December 31, 2003         2,248                 2,248

  Additional Paid in Capital                    49,652                49,652

  Deficit accumulated during the
  development stage                            (53,647)              (52,310)

 Total stockholders equity (deficit)             (1747)                ( 410)

 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                          $   0                $    0


See accompanying notes to financial statements

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                Three and six months ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                                                   Cumulative
                                                                                                                   totals from
                                               Three months ended June 30,         Six months ended June 30,      inception to
                                                  2004             2003              2004             2003        June 30, 2004
                                                --------         --------          --------         --------      -------------
Revenues                                        $     --         $     --          $     --         $     --         $     --

Expenses:
   General and administrative                      1,337               --             1,337              410           53,647
      Total expenses                               1,337               --             1,337              410           53,647

      Net loss                                  $ (1,337)        $     --          $ (1,337)        $   (410)        $(53,647)


Net loss applicable to common shareholders:
   Basic and diluted                            $  (0.00)        $   0.00          $  (0.00)        $  (0.00)

Weighted average shares
   Basic and diluted                            2,247,500        2,247,500         2,247,500        2,247,500


See accompanying notes to financial statements.


See accompanying notes to financial statements.

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                    Six months ended June 30, 2004 and 2003
                                  (Unaudited)

                                                                    Cumulative
                                                                    totals from
                                                    June 30,        inception to
                                                -----------------     June 30,
                                                 2004        2003       2004
                                                ------      -----   ------------
Cash flows from operating activities:
   Net loss                                     $(1337)     $(410)    $(53,647)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Common stock issued for services                    --         --       34,400

Net cash used in operating activities            (1337)      (410)     (19,247)

Cash flows from investing activities                --         --           --

Cash flows from financing activities:
   Proceeds from issuance of stock                  --         --       17,500
   Proceeds from borrowing from shareholder       1337        410          410
Net cash provided by financing activities         1337        410       19,247

       Net decrease in cash                         --         --           --

Cash at beginning of year                           --         --           --
Cash at end of period                           $   --      $  --     $     --


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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

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


END OF NOTES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           North Shore Capital IV, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


JUNE 30, 2004

=====================================
THREE MONTHS ENDING JUNE 30, 2004
=====================================

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

     The Balance Sheet as of 06/30/2004 reflects $0, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $0, in assets. and a Deficit accumulated during the development stage of ($53,647). The Company has also incurred a net loss to date of ($53,647).

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2004, reflects a total asset value of $0. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

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

         None

ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits

             Exhibit 27. Financial Data Schedule
         b.  Reports on Form 8 K

             None

INDEX TO EXHIBITS

EXHIBIT      NO      DESCRIPTION
-------      --      -----------

#            3.1     Articles of Incorporation of the Registrant, as amended;

#            3.2     Bylaws of the Registrant;

#            4.1     Instruments Defining Rights of Security Holders/Minutes
                     of Annual/Special Meetings of the Registrant;

#           10.1     Issuance of Restricted Shares from Authorized Shares;

#           23.1     Consent of Gerard Werner, P.C.;

x           27       Financial Data Schedule

x           99.1     Safe Harbor Compliance Statement

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