Form 10QSB/A
period 2004-09-30
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-09-06
CIK 1102005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            AMENDMENT TO FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 2004

            Commission file Number                   000-30383


                      Gridline Communications Holdings INC.
                 (Name of small business issuer in its charter)


   DELAWARE                     000-30383                   54-1964054
--------------            ---------------------        ---------------------
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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

FORM 10-QSB



Table of Contents


PART I - Financial Information

Item 1 - Financial Statements

Condensed Financial Statements

Balance Sheets - September 30, 2004 and December 31, 2003 (Audited)

Statements of Operations - Three and nine months ended
September 30, 2004 and 2003

Statements of Cash Flows - Nine months ended September 30, 2004 and 2003

Notes to Financial Statements

                          NORTH SHORE CAPITAL IV, INC.

                          (A Development Stage Company)

                                 Balance Sheets
                    September 30, 2004 and December 31, 2003
                                   (Unaudited)



Assets                                                       2004        2003
                                                                       (Audited)

      Total assets                                        $     --     $     --


Liabilities and Stockholders' Equity

Liabilities:
  Loan payable to shareholder                                1,747          410
    Total liabilities - current                              1,747          410

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value,
  10,000,000 shares authorized
  None issued                                                   --           --
    Common stock, $.001 par value.
    Authorized 50,000,000 shares:
  2,247,500 shares issued and outstanding
    at September 30, 2004 and December 31, 2003              2,248        2,248
  Additional paid-in capital                                49,652       49,652
  Deficit accumulated during the development stage         (53,647)     (52,310)
      Total stockholders' equity (deficit)                  (1,747)        (410)

      Total liabilities and stockholders' equity         $      --      $    --


                See accompanying notes to financial statements.

                          NORTH SHORE CAPITAL IV, INC.
                           September 30, 2004 and 2003
                            Statements of Operations
                          Three and nine months ended
                                  (Unaudited)



                                                                                                                    Cumulative
                                                                                                                   totals from
                                                     Three Months ended              Nine Months ended             inception to
                                                        September 30,                  September 30,               September 30,
                                                    2004          2003              2004           2003                2004
                                                --------------------------        ------------------------        ---------------
Revenues                                        $       --     $       --        $       --     $       --          $     --

Expenses:
  General and administrative                            --             --             1,337            410            53,647
    Total expenses                                      --             --             1,337            410            53,647

    Net loss                                    $       --     $       --        $   (1,337)    $     (410)         $(53,647)

 Net loss applicable to common shareholders:
   Basic and diluted                            $     0.00     $     0.00        $    (0.00)    $    (0.00)

 Weighted average shares
   Basic and diluted                             2,247,500      2,247,500         2,247,500      2,247,500


                 See accompanying notes to financial statements.

                          NORTH SHORE CAPITAL IV, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                 Nine months ended September 30, 2004 and 2003
                                  (Unaudited)


                                                                              Cumulative
                                                                             totals from
                                                                            inception to
                                                       September 30,         September 30,
                                                     2004          2003          2004
                                                  --------      --------     --------------
Cash flows from operating activities:
   Net loss                                      $ (1,337)      $   (410)      $(53,647)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
   Common stock issued for services                    --             --         34,400
    Net cash used in operating activities          (1,337)          (410)       (19,247)

 Cash flows from investing activities                  --             --             --

 Cash flows from financing activities:
   Proceeds from sale of common shares                 --             --         17,500
   Proceeds from borrowing from shareholder         1,337            410          1,747
   Net cash provided by financing activities        1,337            410         19,247

   Net decrease in cash                                --             --             --

   Cash at beginning of year                           --             --             --
   Cash at end of period                         $     --       $     --       $     --



                 See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

(1)General

North Shore Capital IV, Inc. ("the Company") was incorporated on February 3, 1999 in the State of Colorado. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had not significant business activity to date.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended September 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

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

(4)Going Concern

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

     The Balance Sheet as of 09/30/2004 reflects $0, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $0, in assets. and a Deficit accumulated during the development stage of ($53,647). The Company has also incurred a net loss to date of ($53,647).

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2004, reflects a total asset value of $0. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

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


                                           North Shore Capital IV, Inc.

                                           /s/ Gerard Werner, P.C.

DATE: August 31, 2005                      By: Gerard Werner, P.C.
                                             Title: Filing Agent