Form 10KSB
period 2004-12-31
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-09-09
CIK 1102005

FORM 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2004

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

Effective as of December 13, 2004, North Shore Capital IV Inc., a Colorado corporation , entered into a Share Exchange and Reorganization Agreement with Gridline Communications Corp., a Delaware corporation, and the beneficial holders thereof, which sets forth the terms and conditions of the business combination of the Registrant and Gridline in which all Gridline Stockholders exchange every 2.03151261 shares of Gridline common stock, par value $.0001 per share, held by them for one share of common stock, par value $0.001 per share, of the Registrant's successor in interest resulting from the Registrant's proposed reincorporation in Delaware. The Registrant is effecting such transaction based upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. As a result of the Transaction, Gridline shall become a wholly-owned subsidiary of the Registrant, and stockholders of Gridline shall become the controlling stockholders of NSC. All options, warrants exercisable for, and securities convertible into, shares of Gridline common stock shall, upon the Closing of the Transaction, be exercisable for such number of shares of NSC Common Stock as the holder thereof would have received if such options and warrants had been exercised, or such convertible securities converted, immediately prior to such Closing. The exercise price of such options and warrants, and the conversion price of such convertible securities shall be adjusted by multiplying such price by the Exchange Ratio.



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

The aggregate market value of the 17,500 shares of Common Stock held by non-affiliates was $0.00 as of December 31, 2004. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the book value of such shares on such date.

As of December 31, 2004, 2,247,500 shares of the issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are incorporated by reference into the registration statement:

(a)-1. North Shore's Form 10-QSB/A, filed September 6, 2005, for the quarter ending September 30, 2004;

       North Shore's Form 10-QSB/A, filed September 1, 2005 for the quarter ending June 30, 2004;

       North Shore's Form 10-QSB/A, filed August 31, 2005, for the quarter ending March 31, 2004;

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

                         ITEM 2. DESCRIPTION OF PROPERTY

Administrative Offices

     The Company currently maintains a mailing address at 2208 Pershing Avenue, Sheboygan, WI 53083, which is the office address of its legal counsel. The Company's telephone number is (920)-207-7772. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2004, reflects a current asset value of $0, and a total asset value of $0 in the form of cash deposits.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

     During the calendar year 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

With respect to financial and other information relating to the Company, Gerard Werner, Esq., 2208 Pershing Avenue, Sheboygan, WI 53083, will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549, and copies may be obtained from the Commission at prescribed rates. In addition, the Company will provide without charge, upon the request of any stockholder, a copy of its Annual Report on Form 10-KSB for the calendar year ended December 31, 2004, to be filed with the Commission. Any such requests should be directed to the President of the Company, 2208 Pershing Avenue, Sheboygan, WI 53083.

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

----------------------------

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

Date: September 8, 2005

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

/s/ Gerard Werner     Director, Secretary    September 8, 2005

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

----------------------------

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


R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074-2220
Tel: (713) 272-8500 Fax: (713) 272-8515
E-Mail: Rebassie@aol.com




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
North Shore Capital IV, Inc.:

We have audited the balance sheet of North Shore Capital IV, Inc (a development stage company -- the Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows in each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Shore Capital IV, Inc as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage corporation with limited capital. Successful development and marketing of the Company's products and the procurement of additional financing is necessary for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ R. E. Bassie & Co.


Houston, Texas
May 19, 2005

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                           December 31, 2004 and 2003

                                              2004             2003




ASSETS                                      $      0         $      0


     TOTAL ASSETS                           $      0         $      0


LIABILITIES AND EQUITY
     NOTE PAYABLE
     TO OFFICER                             $   1747         $    410


     TOTAL LIABILITIES- Current                 1747              410

 Stockholders' equity (deficit):

  Preferred stock, $.001 par value;
  0%, noncumulative, convertible,
  10,000,000 shares authorized,
  no shares outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  2,247,500 issued and outstanding             2,248            2,248
  Additional paid in Capital                  49,652           49,652


  Deficit accumulated during the
  development stage                          (53,647)         (52,310)

  Total stockholders' equity  (deficit)       (1,747)            (410)


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                      $      0            $   0


See accompanying notes to financial statements.

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 30, 2004 and 2003,


                                      Year                  Year             Cumulative Totals
                                      Ended                 Ended            From Inception to
                                December 31, 2004     December 31, 2003      December 31, 2004

REVENUE                            $        0             $        0               $      0

EXPENSES:
  General and Administrative             1337                    410                 53,647
  Total Expenses                         1337                    410                 53,647

Net loss                           $    (1337)                  (410)              $(53,647)

Net loss per common share-
basic and diluted:
 Net loss applicable to common
 Shareholders:                           (.00)                  (.00)


 Weighted average number of
 Common shares outstanding          2,247,500              2,247,500



See accompanying notes to financial statements.

                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                      YEARS ENDED DCEMBER 31, 2004 AND 2003

                                                                            Deficit
                                                                            Accumulated     Total
                                  Common                   Additional       During the      Stockholders'
                                  Shares                   Paid in          Development     Equity
                                  Issued       Amount      Capital          Stage           (Deficit)

Balance, February 3, 1999                --    $   --      $    --          $     --        $     --

Issuance of common shares
for services                      2,230,000     2,230       32,170                --          34,400

Shares issued pursuant to
Private Placement under
Regulation D                         17,500        18       17,482                            17,500

 Net loss                                --        --           --           (50,049)        (50,049)

Balance, December 31, 2000        2,247,500     2,248       49,562           (50,049)          1,851

 Net loss                                --        --           --            (1,458)         (1,458)

Balance, December 31, 2001        2,247,500     2,248       49,562           (51,507)            393

 Net loss                                --        --           --              (393)           (393)

Balance, December 31, 2002        2,247,500     2,248       49,562           (51,900)             --

 Net loss                                --        --           --              (410)           (410)

Balance, December 31, 2003        2,247,500     2,248       49,562           (52,310)           (410)

 Net loss                                                                      (1337)          (1337)

Balance, December 31, 2004        2,247,500    $2,248      $49,562          $(53,647)         $(1747)


See accompanying notes to financial statements.

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                           The Year               The Year               February 3, 1999
                                           Ended                  Ended                  (Inception) to
                                           December 31, 2004      December 31, 2003      December 31, 2004


CASH FLOW FROM
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


CASH FLOWS FROM
INVESTING ACTIVITIES

CASH FLOWS FROM
FINANCING ACTIVITIES
  Proceeds from issuance of stock                                                               17,500
  Proceeds from borrowing from
  Shareholder                                    1337                   410                       1747

   Net cash provided by
   financing activities                          1337                   410                     19,247

   Net decrease in cash                                                  --                         --

Cash at beginning of year                          --                    --                         --

Cash at end of year                            $   --                 $  --                   $     --


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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter

"SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined the adoption of this statement will have no effect on the Company's financial statements.

Reclassifications

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

(2)  Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

                                                              December 31
                                                           2004        2003
Tax expense/(benefit) computed at statutory rate for
continuing operations                                     $ (455)     $ (139)
Tax (benefit) of operating loss carryforwards                455         139
Tax expense/(benefit) for continuing operations           $           $   --

The Company has current net operating loss carryforwards in excess of $53,000 as of December 31, 2004, to offset future taxable income, which expires in various years through 2020.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

                                   December 31
                               2004           2003
Deferred tax assets:
Net operating loss           $ 18,240       $ 17,785

Total deferred tax assets      18,240         17,785

Valuation allowance           (18,240)       (17,785)
Net deferred assets          $     --       $     --

At December 31, 2004, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset would be realized.

END OF AUDITOR"S REPORT