Form 10QSB
period 2005-03-31
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-09-12
CIK 1102005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March 31, 2005

            Commission file Number                   000-30383


                      Gridline Communications Holdings INC.
                 (Name of small business issuer in its charter)


       DELAWARE                       000-30383                 54-1964054
-----------------------         ---------------------      ---------------------
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



NOTICE:

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

Common Stock, No Par Value - 2,247,500 shares as of March 31, 2005.

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

RISK FACTORS

(These risk factors should be assessed in light of the Company's announcement, referenced above, regarding the Company's agreement with Gridline, insofar as the agreement mitigates or disposes of certain factors.)

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

FORM 10-QSB

Table of Content



PART I - Financial Information

Item 1 - Financial Statements



Condensed Financial Statements

Balance Sheets - March 31, 2005 and December 31, 2004 (Audited)

Statements of Operations - Three months ended March 31, 2005 and 2004

Statements of Cash Flows - Three months ended March 31, 2005 and 2004


Notes to Financial Statements

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2005,
                   AND THE THREE MONTHS ENDED MARCH 31, 2004,
                AND THE PERIOD FROM FEBRUARY 3, 1999, (INCEPTION)
                                TO MARCH 31, 2005


                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      March 31, 2005, and December 31, 2004
                                   (Unaudited)

ASSETS                                           2005                 2004
                                                                    (Audited)

        TOTAL ASSETS                            $   0                 $   0

LIABILITIES AND
STOCKHOLDERS'EQUITY


        LOAN PAYABLE TO OFFICER                 $1747                 $1747


        TOTAL LIABILITIES-CURRENT                1747                  1747




Stockholders' equity (deficit):

  Preferred stock, no par value,
  10,000,000 shares authorized,
  none issued

  Common stock, $.001 par value;
  Authorized 50,000,000 shares:
  2,247,500 issued and outstanding
  at March 31, 2005 and December 31, 2004       2,248                 2,248

  Additional Paid in Capital                   49,652                49,652

  Deficit accumulated during the
  development stage                           (53,647)              (53,647)

 Total stockholders equity (deficit)            (1747)                (1747)

 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                         $   0                $    0

See accompanying notes to financial statements

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                   Three months ended March 31, 2005 and 2004

                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                    totals from
                                                                                                    inception to
                                                                                                    March 31,
                                                                 2005             2004              2005

Revenues                                                     $         -       $        -       $         -

Expenses:
          General and administrative                                   -                -            53,647
                   Total expenses                                      -                -            53,647

                   Net loss                                  $         -       $        -       $   (53,647)


Net loss per common share - basic and diluted:

          Net loss applicable to common shareholders                           $        -       $         -

Weighted average common shares - basic and diluted                              2,247,500         2,247,500


 See accompanying notes to financial statements.

                            NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)
                                Statements of Cash Flows

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                                           Cumulative
                                                                                                           totals from
                                                                                                           inception to
                                                                                                           March 31,
                                                                           2005                 2004       2005

 Cash flows from operating activities:
   Net loss                                                             $        -            $      -     $ (53,647)
Adjustments to reconcile net loss to net cash used
  in operating activities:

Common stock issued for services                                                 -                   -        34,400

Net cash used in operating activities                                            -                   -       (19,247)

  Cash flows from investing activities                                           -                   -             -

 Cash flows from financing activities:
          Proceeds from issuance of stock                                        -                   -        17,500
          Proceeds from borrowing from shareholder                               -                   -         1,747

Net cash provided by financing activities                                        -                   -        19,247

                            Net decrease in cash                                 -                   -             -

 Cash at beginning of year                                                       -                   -             -
 Cash at end of period                                                   $       -            $      -     $       -

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's 10-KSB for the year ended December 31, 2004.

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


END OF NOTES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                          North Shore Capital IV, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MARCH 31, 2005

=====================================
THREE MONTHS ENDING MARCH 31, 2005
=====================================

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

     The Balance Sheet as of 03/31/2005 reflects $0, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $0, in assets. and a Deficit accumulated during the development stage of ($53,647). The Company has also incurred a net loss to date of ($53,647).

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2005, reflects a total asset value of $0. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2005, through March 31, 2005, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                                           North Shore Capital IV, Inc.

                                           /s/ Gerard Werner, P.C.

DATE: September 9, 2005                      By: Gerard Werner, P.C.
                                             Title: Filing Agent