Form 10QSB
period 2005-06-30
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-09-14
CIK 1102005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the quarterly period ended           June 30, 2005

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

Common Stock, No Par Value - 2,247,500 shares as of June 30, 2005.

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

--------------------------------------------------------------------------------

FORM 10-QSB




Table of Contents

PART I - Financial Information

Item 1 - Financial Statements

Condensed Financial Statements

Balance Sheets - June 30, 2005 and December 31, 2004 (Audited)

Statements of Operations - Three and six months ended June 30, 2005 and 2004

Statements of Cash Flows - Six months ended June 30, 2005 and 2004

Notes to Financial Statements

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      June 30, 2005, and December 31, 2004
                                   (Unaudited)


 ASSETS                                          2005                 2004
                                                                    (Audited)


        TOTAL ASSETS                             $   0                 $   0

LIABILITIES AND
STOCKHOLDERS'EQUITY

     LOAN PAYABLE TO OFFICER                    $8,747                $1,747


     TOTAL LIABILITIES-CURRENT                   8,747                 1,747




Stockholders' equity (deficit):

  Preferred stock, no par value,
  10,000,000 shares authorized,
  none issued

  Common stock, $.001 par value;
  Authorized 50,000,000 shares:
  2,247,500 issued and outstanding
  at June 30, 2005 and December 31, 2004         2,248                 2,248

  Additional Paid in Capital                    49,652                49,652

  Deficit accumulated during the
  development stage                            (60,647)              (53,647)

 Total stockholders equity (deficit)            (8,747)               (1,747)

 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                          $   0                $    0




See accompanying notes to financial statements

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                Three and six months ended June 30, 2005 and 2004

                                  (Unaudited)

                                                                                                        Cumulative
                                            Three months ended June 30,   Six months ended June 30,     totals from
                                            ---------------------------   -------------------------    inception to
                                                2005         2004           2005         2004          June 30, 2005

Revenues                                       $       --    $       --    $       --    $       --      $      --

Expenses:

General and administrative                          7,000         1,337         7,000         1,377         60,647
    Total expenses                                  7,000         1,337         7,000         1,337         60,647

    Net loss                                   $   (7,000)   $   (1,337)   $   (7,000)   $   (1,337)     $ (60,647)


Net loss applicable to common shareholders:
    Basic and diluted                          $    (0.00)   $    (0.00)   $    (0.00)   $    (0.00)

Weighted average shares
    Basic and diluted                           2,247,500     2,247,500     2,247,500     2,247,500

 See accompanying notes to financial statements.

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                     Six months ended June 30, 2005 and 2004
                                  (Unaudited)

                                                                           Cumulative
                                                                           totals from
                                                                           inception to
                                                         June 30,            June 30,
                                                    2004          2005         2005
Cash flows from operating activities:
   Net loss                                     $ (7,000)      $ (1,337)     $ (60,647)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Common stock issued for services                      --             --         34,400
Net cash used in operating activities             (7,000)        (1,337)       (26,247)
  Cash flows from investing activities                --             --             --
  Cash flows from financing activities:
     Proceeds from issuance of stock                  --             --         17,500
     Proceeds from borrowing from shareholder      7,000          1,337          8,747
Net cash provided by financing activities          7,000          1,337         26,247

     Net decrease in cash                             --             --             --

 Cash at beginning of year                            --             --             --
 Cash at end of period                          $     --       $     --       $     --



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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

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

END OF NOTES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                          North Shore Capital IV, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


JUNE 30, 2005

=====================================
THREE MONTHS ENDING JUNE 30, 2005
=====================================

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

     The Balance Sheet as of 06/30/2005 reflects $0, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $0, in assets. and a Deficit accumulated during the development stage of ($60,647). The Company has also incurred a net loss to date of ($60,647).

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2005, reflects a total asset value of $0. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2005, through June 30, 2005, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

                                           North Shore Capital IV, Inc.


                                           /s/ Gerard Werner, Esq.
                                           -----------------------
DATE: September 13, 2005                    By: Gerard Werner, Esq.
                                         Title: Filing Agent