Form 10QSB/A
period 2002-06-30
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-10-04
CIK 1102005

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


                     GRIDLINE COMMUNICATIONS HOLDINGS, INC.

                 (Name of Small Business Issuer in its Charter)


                                    DELAWARE
                (State or Other Jurisdiction of Incorporation)



                000-30383                              54-1964054
        (Commission File Number)         (I.R.S. Employer Identification Number)



   14090 Southwest Frwy, Suite 300
            Sugarland, Texas                             77478
(Address of Principal Executive Offices)               (Zip Code)



                                 (281)-340-8518
              (Registrant's Telephone Number, Including Area Code)

                          NORTH SHORE CAPITAL IV Inc.
                              2208 Pershing Avenue
                              Sheboygan, WI 53083
                                 (920-207-7772)
          (Former name or former address, if changed since last year)


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


- - ----------------------------------------------------------------------------

- - ----------------------------------------------------------------------------

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




Stockholders' equity:

  Preferred stock, $.001 par value,
  Non-cumulative, convertible
  10,000,000 shares authorized,
  no shares outstanding                                     $   2,248

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  2,247,500 issued and outstanding
  Paid in Capital                                           $  49,652

  Issued and Outstanding                                    $  51,900

  Deficit accumulated during the
  development stage                                           (51,667)

 Total equity                                               $     233

 TOTAL LIABILITIES AND EQUITY                               $     233


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




                                  Three Months             Three Months      February 3, 1999
                                  Ended                    Ended             (Inception) to
                                  June 30, 2002            June 30, 2001     June 30, 2002

REVENUE                            $        0               $        0        $        0

COSTS AND EXPENSES:
  Audit fees                                                       405             6,682
  Professional fees (note 3)                                                      40,000
  Organization costs(note 3)                                                       4,400
  Administrative Fees                     100                                        100
  Bank fees                                30                       40               485


Net loss                           $     (130)              $     (445)          (51,667)

PER SHARE INFORMATION:

  Weighted average number of
  Common shares outstanding         2,247,500                2,247,500         2,235,915


Profit (loss) per share            $     (.00)              $     (.00)       $     (.02)


SEE NOTES TO FINANCIAL STATEMENTS


                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2002, & JUNE 30, 2001,
      AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO JUNE 30, 2002




                                  Six Months               Six Months        February 3, 1999
                                  Ended                    Ended             (Inception) to
                                  June 30, 2002            June 30, 2001     June 30, 2002

REVENUE                            $        0               $        0        $        0

COSTS AND EXPENSES:
  Audit fees                                                      1105             6,682
  Professional fees (note 3)                                                      40,000
  Organization costs(note 3)                                                       4,400
  Administrative Fees                     100                                        100
  Bank fees                                60                       68               485


Net loss                           $     (160)              $   (1,173)          (51,667)

PER SHARE INFORMATION:

  Weighted average number of
  Common shares outstanding         2,247,500                2,247,500         2,235,915


Profit (loss) per share            $     (.00)              $     (.00)       $     (.02)


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

                                                                          Paid          Retained
                                          Shares           Par            in            Earnings
                                          Issued           Value          Capital       (Deficit)         Equity



Issuance of common stock for
Services Rendered at inception
at $.002 on February 3, 1999
(See Note 2)                              2,200,000        2,200           2,200                              4,400

Shares issued pursuant to
Private Placement under
Regulation D                                 17,500           18          17,482                             17,500


Issued in exchange
for cash and servicces
at $1.00 per share                           30,000           30          29,970                             30,000

Net loss for the six months
 ended June 30, 2001                                                                       (1,173)

Net loss for the six months
 ended June 30, 2002                                                                                           (160)

Net loss for the period from
 February 3, 1999, to
 June 30, 2002                                                                           ($51,667)         ($51,667)

Balance at June 30, 2002                  2,247,500       $2,248         $49,652         ($51,667)          $   233

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

                                               Three Months               Three Months         February 3, 1999
                                               Ended                      Ended                (Inception) to
                                               June 30, 2002              June 30, 2001        June 30, 2002


CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income (Loss)                                  ($130)                     ($445)            ($51,667)
 Adjustment to reconcile net loss
 to net cash provided by (used in)
 operating activities
   Increase in accounts payable                                                  405
   Cash flow from
   operating activities                             ($130)                       (40)            ($51,667)
CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common Stock                                                                         17,500

  Issuance of stock
  in exchange
  For organizational
  services                                                                                          4,400

  Issuance of stock
  in exchange
  For professional fees                                                                            30,000

  Cash provided by
  financing activities                                  0                          0               51,900



Net cash provided
this period                                         ($130)                       (40)                 233

Cash and cash
  equivalents,
  beginning of
  period                                              363                     $1,143                    0

Cash and cash
equivalents, end
of period                                             233                     $1,103                  233




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

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONTINUED)
                                    Page F-7

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