Form 10QSB/A
period 2002-09-30
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-10-05
CIK 1102005

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


                                  Three Months             Three Months            February 3, 1999
                                  Ended                    Ended                   (Inception) to
                                  September 30, 2002       September 30, 2001      September 30, 2002

REVENUE                            $        0               $        0             $        0

COSTS AND EXPENSES:
  Audit fees                                                                            6,682
  Professional fees                                                                    40,000
  Organization costs(note 3)                                                            4,400
  Administrative fees                     100                                             100
  Bank charges                             30                      100                    515


Net loss                           $     (130)              $     (100)               (51,697)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding          2,247,500                2,247,500              2,235,915


 Profit (loss) per share           $     (.00)              $     (.00)            $     (.02)


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



                                  Nine Months              Nine Months             February 3, 1999
                                  Ended                    Ended                   (Inception) to
                                  September 30, 2002       September 30, 2001      September 30, 2002

REVENUE                            $        0               $        0             $        0

COSTS AND EXPENSES:
  Audit fees                                                      1105                  6,682
  Professional fees                                                                    40,000
  Organization costs(note 3)                                                            4,400
  Administrative fees                     100                                             100
  Bank charges                             90                      168                    515


Net loss                           $     (190)              $   (1,273)               (51,697)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding          2,247,500                2,247,500              2,235,915


 Profit (loss) per share           $     (.00)              $     (.00)            $     (.02)


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