Form 10KSB/A
period 2002-12-31
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-10-06
CIK 1102005

AMENDMENT TO FORM 10-KSB

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2002

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     [NO FEE REQUIRED] for the transition period from

     ____________ to ____________

     Commission file number: 000-30383



                      Gridline Communications Holdings INC.
                 (Name of small business issuer in its charter)


         DELAWARE                   000-30383                   54-1964054
 ----------------------        ---------------------       --------------------
 (State ofIncorporation)       (Commission File No.)      (IRS Employer ID No.)



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

Committees of the Board
-----------------------

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

Biographical Information




Gerard M. Werner, Esq.

     Mr. Werner is a member of the District of Columbia Bar Association, having passed the District of Columbia, Court of Appeals Bar examination in February 1998. Mr. Werner has worked on antitrust cases for Compliance, Inc., out of Arlington, VA, responding to document discovery requests from the Department of Justice. He has served as Case Design Manager for The Equitable, April 1998-Sep. 1998, during which time he was a registered representative, having passed series 6 and series 63, as well as Virginia's Life and Health Insurance licensing exam.

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

     With respect to financial and other information relating to the Company, Gerard Werner, P.C., whose address is 203 Yoakum Pkwy., #916, Alexandria, VA 22304, will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549, and copies may be obtained from the Commission at prescribed rates. In addition, the Company will provide without charge, upon the request of any stockholder, a copy of its Annual Report on Form 10-KSB for the calendar year ended December 31, 2002, to be filed with the Commission. Any such requests should be directed to the President of the Company, address 203 Yoakum Pkwy., #916, Alexandria, VA 22304.

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

      11            Not applicable

      14            Not applicable

      16            Not applicable

      21            Not applicable

#     23.1          Consent of Counsel

#     24.1          Consent of CPA.

#     31.1          Section 302 Certification

#     99.1          Safe Harbor Compliance Statement

-----------------------
#     filed herewith

x incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement Amendment No. 3, filed on November 1, 2000.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE CAPITAL IV, INC.

By:  /s/ Gerard M. Werner

----------------------------
GERARD M. WERNER,
Chairman and President

Date: October 3, 2005

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


SIGNATURE             TITLE                 DATE
------------------------------------------------------------------

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

      11           Not applicable

      14           Not applicable

      16           Not applicable

      21           Not applicable

#     23.1         Consent of Counsel
                   (contained in Exhibit 5.1)

#     24.1         Consent of CPA.

#     31.1         Section 302 Certification

#     99.1         Safe Harbor Compliance Statement

-----------------------
#     filed herewith

x incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, Amendment No. 3 on November 1, 2000.

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

    Statements of Cash Flows -
    Years Ended December 31, 2002 and 2001 and
    The period from February 3, 1999 (inception)
    Through December 31, 2002..........................................F - 7

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE INDEPENDENT AUDITOR'S REPORT.

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2002

                                                          Paid        Retained
                                  Shares      Par         in          Earnings
                                  Issued      Value       Capital     (Deficit)       Equity
Balance at February 3, 1999      $        0   $     0    $      0    $      0         $    0

Issuance of common stock for
Services Rendered at inception
at $.002 on February 3, 1999      2,200,000     2,200       2,200                      4,400


Shares issued pursuant to
Private Placement under
Regulation D                         17,500        18      17,482                     17,500

Issued in exchange
for cash and services
at $1.00 per share                   30,000        30      29,970                     30,000

Net loss for the year ended
December 31, 2001                                                      (1,478)

Net loss for the year ended                                              (393)
December 31, 2002

Net loss for the period from                                         ($51,900)       (51,900)
 February 3, 1999 to
 December 31, 2002


Balance at Dec. 31, 2001          2,247,500   $ 2,248    $ 49,652    ($51,900)        $   (1)

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