Form 10QSB/A
period 2003-03-31
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-10-07
CIK 1102005

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



                              Three Months     Three Months     February 3, 1999
                              Ended            Ended            (Inception) to
                              March 31, 2003   March 31, 2002   March 31, 2003
                              --------------   --------------   ----------------

REVENUE                       $        0       $        0       $        0

EXPENSES:
  Audit fees                         410            7,092
  Professional fees (note 3)      40,000
  Organization costs (note 3)      4,400
  Bank fees                            0               30              568
  Office Expenses                    250

Net loss                      $     (410)      $      (30)         (52,310)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding     2,247,500        2,247,500        2,238,000


Loss Per Common Share         $     (.00)      $     (.00)      $     (.02)


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

                                                                          Paid          Retained
                                          Shares           Par            in            Earnings
                                          Issued           Value          Capital       (Deficit)         Equity
                                          ------           -----          -------       ---------         ------

Issuance of common stock for              2,200,000         2,200            2,200                          4,400
Services Rendered at inception
at $.002 on February 3, 1999
(See Note 2)
Shares issued pursuant to
Private Placement under
Regulation D                                17,500           18             17,482                         17,500


Issued in exchange                          30,000           30             29,970                         30,000
for cash and services
at $1.00 per share

Net loss for the three months
 ended March 31, 2002                                                                      (30)
Net loss for the three months
 ended March 31, 2003                                                                     (410)

Net loss for the period from
 February 3, 1999, to
 March 31, 2003                                                                          ($52,310)        $52,310)

Balance at March 31, 2003                 2,247,500        $2,248        $49,652        ($52,310)         $ (410)


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


                               Three Months     Three Months    February 3, 1999
                               Ended            Ended           (Inception) to
                               March 31, 2003   March 31, 2002  March 31, 2003
                               --------------   --------------  --------------

CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income                    ($410)              ($30)            ($52,310)
     Cash flow from
     operating activities      ($410)              ($30)            ($52,310)
CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common                                                   17,500
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

          None

ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits

             Exhibit 27. Financial Data Schedule
         b.  Reports on Form 8 K

             None

INDEX TO EXHIBITS


EXHIBIT      NO      DESCRIPTION

#            3.1     Articles of Incorporation of the Registrant, as amended;

#            3.2     Bylaws of the Registrant;

#            4.1     Instruments Defining Rights of Security Holders/Minutes
                     of Annual/Special Meetings of the Registrant;

#           10.1     Issuance of Restricted Shares from Authorized Shares;

#           23.1     Consent of Gerard Werner, P.C.;

x           31.1     Secton 302 Certification

x           32.1     Secton 906 Certification

x           99.1     Safe Harbor Compliance Statement

----------
x    Filed herewith.

# Incorporated by reference from the Registrant's Registration Statement filed on Form 10-SB on or about April 14, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           North Shore Capital IV, Inc.

                                           /s/ Gerard Werner

DATE: October 5, 2005                      By: Gerard Werner
                                           Title: President