Form 10QSB/A
period 2003-06-30
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-10-11
CIK 1102005

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


                              Three Months     Three Months     February 3, 1999
                              Ended            Ended            (Inception) to
                              June 30, 2003    June 30, 2002    June 30, 2003
                              -------------    -------------    ----------------

REVENUE                       $         0      $         0      $         0

COSTS AND EXPENSES:
  Audit fees                                                          7,092
  Professional fees (note 3)                                         40,000
  Organization costs(note 3)                                          4,400
  Bank fees                             0               30              568
  Office Expenses                                      100              250


Net loss                      $         0      $      (130)         (52,310)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding      2,247,500        2,247,500        2,238,538


Profit (loss) per share       $      (.00)     $      (.00)     $      (.02)


SEE NOTES TO FINANCIAL STATEMENTS

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2003, & JUNE 30, 2002,
        AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO JUNE 30, 2003


                              Six Months       Six Months       February 3, 1999
                              Ended            Ended            (Inception) to
                              June 30, 2003    June 30, 2002    June 30, 2003
                              -------------    -------------    ----------------

REVENUE                       $         0      $         0      $         0

COSTS AND EXPENSES:
  Audit fees                          410                0            7,092
  Professional fees (note 3)                                         40,000
  Organization costs(note 3)                                          4,400

  Bank fees                             0               60              568
  Office Expenses                                      100              250


Net loss                      $      (410)     $      (160)         (52,310)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding      2,247,500        2,247,500        2,238,538


Profit (loss) per share       $      (.00)     $      (.00)     $      (.02)


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

                                   Three Months  Three Months   February 3, 1999
                                   Ended         Ended          (Inception) to
                                   June 30, 2003 June 30, 2002  June 30, 2003
                                   ------------- -------------  ----------------


CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income (Loss)                   $  0          $(130)          ($52,310)
 Adjustment to reconcile net loss
 to net cash provided by (used in)
 operating activities
   Increase in accounts payable
   Cash flow from
   operating activities              $  0          $(130)          ($52,310)
CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common                                                 17,500
  Stock

  Issuance of stock
  in exchange
  For organizational
  services                                                            4,400

  Issuance of stock
  in exchange
  For professional fees                                              30,000

  Cash provided by
  financing activities                  0              0             52,310



Net cash provided
this period                             0         $ (130)           $     0
Cash and cash
 equivalents,
 beginning of
 period                                 0         $  363                  0

Cash and cash
equivalents, end
of period                               0         $  233            $     0


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

-----------
x     Filed herewith.

# Incorporated by reference from the Registrant's Registration Statement filed on Form 10-SB on or about April 14, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           North Shore Capital IV, Inc.

                                           /s/ Gerard Werner, Esq.

DATE: October 10, 2005                     By: Gerard Werner, Esq.
                                           Title: Filing Agent