Form 10QSB/A
period 2003-09-30
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-10-12
CIK 1102005

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

                                  Three Months             Three Months            February 3, 1999
                                  Ended                    Ended                   (Inception) to
                                  September 30, 2003       September 30, 2002      September 30, 2003
                                  ------------------       ------------------      ------------------

REVENUE                            $        0                $       0             $          0

COSTS AND EXPENSES:
  Audit fees                                                                              7,092
  Professional fees                                                                      40,000
  Organization costs(note 3)                                                              4,400

  Bank charges                              0                       30                      568
  Office Expenses                                                  100                      250


Net loss                           $        0                $    (130)                 (52,310)

PER SHARE INFORMATION:

  Weighted average number of
  Common shares outstanding          2,247,500               2,247,500                2,239,018


  Profit (loss) per share          $     (.00)               $    (.00)            $       (.02)


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

                                  Nine Months              Nine Months             February 3, 1999
                                  Ended                    Ended                   (Inception) to
                                  September 30, 2003       September 30, 2002      September 30, 2003
                                  ------------------       ------------------      ------------------

REVENUE                            $        0                $       0             $           0

COSTS AND EXPENSES:
  Audit fees                              410                                             7,092
  Professional fees                                                                      40,000
  Organization costs(note 3)                                                              4,400
  Bank charges                              0                       90                      568
  Office expenses                                                  100                      250


Net loss                           $     (410)               $    (190)                 (52,310)

PER SHARE INFORMATION:

  Weighted average number of
  Common shares outstanding         2,247,500                2,247,500                2,239,018


  Profit (loss) per share          $     (.00)               $    (.00)            $       (.02)


SEE NOTES TO FINANCIAL
STATEMENTS

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 & SEPTEMBER 30, 2002
   AND F0R THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO SEPTEMBER 30, 2003

                                                                        Paid            Retained
                                          Shares          Par           in              Earnings
                                          Issued          Value         Capital         (Deficit)         Equity
                                          ---------       ------        -------         --------          ------

Issuance of common stock for
Services Rendered at inception
at $.002 on February 3, 1999
(See Note 2)                              2,200,000        2,200          2,200                            4,400

Shares issued pursuant to
Private Placement under
Regulation D                                 17,500           18         17,482                           17,500


Issued in exchange
for cash and servicces
at $1.00 per share                           30,000           30         29,970                           30,000

Net loss for the nine months
 ended September 30, 2002                                                                   (190)
Net loss for the nine months
 ended September 30, 2003                                                                   (410)           (190)

Net loss for the period from
 February 3, 1999, to
 September 30, 2003                                                                     ($52,310)       ($52,310)

Balance at September 30, 2003             2,247,500       $2,248        $49,652         ($52,310)         $ (410)

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

                                     Nine Months                Nine Months            February 3, 1999
                                     Ended                      Ended                  (Inception) to
                                     September 30, 2003         September 30, 2002     September 30, 2003
                                     ------------------         ------------------     ------------------
CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income                              ($410)                    (190)                ($52,310)
        Cash flow from
        operating activities             ($410)                    (190)                ($52,310)

CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common Stock                                                                17,500

  Issuance of stock in exchange
  For organizational activities                                                            4,400

  Issuance of stock in exchange
  For professional fees                                                                   30,000

  Cash provided by
  financing activities                       0                        0                   51,900



  Net cash provided
    this period                           (410)                    (190)                       0
  Cash and cash equivalents,
    beginning of period                      0                     $393                        0
  Cash and cash equivalents,
    end of period                            0                     $203                        0


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


SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONCLUDED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                          North Shore Capital IV, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEPTEMBER 30, 2003

======================================
THREE MONTHS ENDING SEPTEMBER 30, 2003
======================================

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


                                           North Shore Capital IV, Inc.

                                           /s/ Gerard Werner, P.C.

DATE: October 10, 2005                     By: Gerard Werner, P.C.
                                           Title: Filing Agent