Form 10KSB/A
period 2003-12-31
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-10-13
CIK 1102005

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

     ____________ to ____________

     Commission file number: 000-30295


                      Gridline Communications Holdings INC.
                 (Name of small business issuer in its charter)


        COLORADO                     000-30383                 54-1964054
-----------------------        -----------------------   ---------------------
(State of Incorporation)        (Commission File No.)    (IRS Employer ID No.)



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

Date: October 11, 2005

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

SIGNATURE             TITLE                 DATE
-------------------------------------------------------------------
/s/ Gerard Werner      Director, Secretary    October 11, 2005

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



R. E. Bassie & Co. Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074-2220
Tel: (713) 272-8500 Fax: (713) 272-8515
E-Mail: Rebassie@aol.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
North Shore Capital IV, Inc.:

We have audited the balance sheet of North Shore Capital IV, Inc (a development stage company - the Company) as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


/s/ R. E. Bassie & Co.


Houston, Texas
May 19, 2005

                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET

                                                          December 31, 2003

ASSETS                                                          $    0


     TOTAL ASSETS                                               $    0


LIABILITIES AND EQUITY
     NOTE PAYABLE
     TO OFFICER                                                    410


     TOTAL LIABILITIES - Current                                   410

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

                                                    Year                  Year                    February 3, 1999
                                                    Ended                 Ended                   (Inception) to
                                                    December 31, 2003     December 31, 2002       December 31, 2003
REVENUE                                               $       0           $       0                $       0

EXPENSES:
  General and Administrative                                410                 393                   52,310
  Total Expenses                                            410                 393                   52,310

Net loss                                              $    (410)               (393)               $ (52,310)

Net loss per common share- basic and diluted:
  Net loss applicable to common
  Shareholders:                                            (.00)               (.00)


  Weighted average number of
  Common shares outstanding                           2,247,500           2,247,500

See accompanying notes to financial statements.

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2003


                                  Common                    Additional     Deficit         Total
                                  Shares                    Paid in        Accumulated     Stockholders'
                                  Issued       Amount       Capital        During the      Equity
                                                                           Development     (Deficit)
                                                                           Stage
Balance, February 3, 1999                --    $   --      $    --          $     --        $    --

Issuance of common shares
  for services                    2,230,000     2,230       32,170                --          34,400


Shares issued pursuant to
  Private Placement under
  Regulation D                       17,500        18       17,482                            17,500

  Net loss                              --        --           --           (50,049)        (50,049)

Balance, December 31, 2000        2,247,500     2,248       49,562           (50,049)          1,851

  Net loss                               --        --           --            (1,458)         (1,458)

Balance, December 31, 2001        2,247,500     2,248       49,562           (51,507)            393

  Net loss                               --        --           --              (393)           (393)

Balance, December 31, 2002        2,247,500     2,248       49,562           (51,900)             --

  Net loss                               --        --           --              (410)           (410)

Balance, December 31, 2003        2,247,500    $2,248      $49,562          $(52,310)          $(410)

See accompanying notes to financial statements.

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2003, DECEMBER 31, 2002, AND FOR
  THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)THROUGH DECEMBER 31, 2003

                                           The Year               The Year                February 3, 1999
                                           Ended                  Ended                   (Inception) to
                                           December 31, 2003      December 31, 2002       December 31, 2003
CASH FLOW FROM
OPERATING ACTIVITIES:
  Net loss                                     $(410)                   $(393)               $(52,310)

  Adjustments to reconcile net
    loss to net cash
    Used in operating activities:
    Common stock issued for services                                                           34,400

    Net cash used in operating
    activities                                  (410)                    (393)                (17,910)


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

(2)     Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

                                                               December 31
                                                          2003            2002
Tax expense/(benefit) computed at statutory rate for
continuing operations                                   $  (139)        $  (134)
Tax (benefit) of operating loss carryforwards               139             134
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

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

                December 31
                                     2003          2002
Deferred tax assets:
Net operating loss                $  17,785     $  17,646

Total deferred tax assets            17,785        17,646

Valuation allowance                 (17,785)      (17,646)
Net deferred assets               $      --     $      --

At December 31, 2003, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset would be realized.



END OF AUDITOR'S REPORT

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