Form 10QSB/A
period 2004-03-31
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-10-14
CIK 1102005

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

          None

ITEM 6.   Exhibits and Reports on Form 8 K

          a.  Exhibits

              Exhibit 27. Financial Data Schedule
          b.  Reports on Form 8 K

              None

INDEX TO EXHIBITS

EXHIBIT      NO      DESCRIPTION


#            3.1     Articles of Incorporation of the Registrant, as amended;

#            3.2     Bylaws of the Registrant;

#            4.1     Instruments Defining Rights of Security Holders/Minutes
                     of Annual/Special Meetings of the Registrant;

#           10.1     Issuance of Restricted Shares from Authorized Shares;

#           23.1     Consent of Gerard Werner, Esq.;

x           31.1     Certification pursuant to Sarbanes-Oxley Act;

x           32.1     Certification Pursuant to Sarbanes-Oxley Act;

x           99.1     Safe Harbor Compliance Statement

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


                                           North Shore Capital IV, Inc.

                                           /s/ Gerard Werner, Esq.

DATE: October 12, 2005                     By: Gerard Werner, Esq.
                                             Title: Filing Agent