Form 10QSB/A
period 2004-06-30
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-10-17
CIK 1102005

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

See accompanying notes to financial statements

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                Three and six months ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                                              Cumulative
                                                                                                              totals from
                                              Three months ended June 30,       Six months ended June 30,     inception to
                                                2004              2003             2004          2003         June 30, 2004

Revenues                                      $       -        $         -      $       -      $         -      $         -

Expenses:

 General and administrative                         1,337                -            1,337            410           53,647
 Total expenses                                     1,337                -            1,337            410           53,647

 Net loss                                     $    (1,337)     $         -      $    (1,337)   $      (410)     $   (53,647)


Net loss applicable to common shareholders:

 Basic and diluted                            $     (0.00)     $      0.00      $     (0.00)   $     (0.00)

Weighted average shares
 Basic and diluted                              2,247,500        2,247,500        2,247,500      2,247,500




 See accompanying notes to financial statements.

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                    Six months ended June 30, 2004 and 2003
                                  (Unaudited)


                                                                              Cumulative
                                                                             totals from
                                                        June 30,               June 30,
                                                -------------------------    inception to
                                                   2004            2003          2004

 Cash flows from operating activities:
   Net loss                                     $   (1337)      $   (410)      $(53,647)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Common stock issued for services                        -              -         34,400

Net cash used in operating activities               (1337)          (410)       (19,247)

 Cash flows from investing activities                   -              -              -

 Cash flows from financing activities:
  Proceeds from issuance of stock                       -              -         17,500
  Proceeds from borrowing from shareholder           1337            410            410
Net cash provided by financing activities            1337            410         19,247

    Net decrease in cash                                -              -              -

 Cash at beginning of year                              -              -              -
 Cash at end of period                            $     -        $     -       $      -

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

                                           North Shore Capital IV, Inc.

                                           /s/ Gerard Werner, Esq.

DATE: October 14, 2005                      By: Gerard Werner, Esq.
                                             Title: Filing Agent