Form 10QSB/A
period 2004-09-30
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-10-18
CIK 1102005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            AMENDMENT TO FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 2004

            Commission file Number                   000-30383


                      Gridline Communications Holdings INC.
                 (Name of small business issuer in its charter)


   DELAWARE                     000-30383                   54-1964054
- --------------            ---------------------        ---------------------
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

- ---------------------------------------------------------------------

- ---------------------------------------------------------------------

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


END OF NOTES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                          North Shore Capital IV, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


September 30, 2004

======================================
THREE MONTHS ENDING SEPTEMBER 30, 2004
======================================

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

- -----------------------
x     Filed herewith.

# Incorporated by reference from the Registrant's Registration Statement filed on Form 10-SB on or about April 14, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           North Shore Capital IV, Inc.

                                           /s/ Gerard Werner, Esq.

DATE: October 17, 2005                      By: Gerard Werner, Esq.
                                             Title: Filing Agent