Form 10KSB/A
period 2004-12-31
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-10-19
CIK 1102005

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


             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                    PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

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

Name and Address                    Number of        Percent of
                                    Shares Owned     Class Owned
                                    Beneficially
----------------------------------------------------------------
Gerard Werner, Esq.(1)
2208 Pershing Avenue
Sheboygan, WI 53083                 2,200,000          97.89%

All directors and executive
officers as a group (3 persons)     2,200,000          97.89%

----------
(1) The persons listed is the sole officer of the Company.

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

      11            Not applicable

      14            Not applicable

      16            Not applicable

      21            Not applicable

#     23.1          Consent of Counsel

      24.1          Consent of CPA.

      28            Not applicable

#     31.1          Certification pursuant to Sarbanes-Oxley Act.

#     32.1          Certification pursuant to Sarbanes-Oxley Act.

#     99.1          Safe Harbor Compliance Statement

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

Date: October 17, 2005


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


SIGNATURE                     TITLE                         DATE
--------------------------------------------------------------------------------

/s/ Gerard Werner             Director, Secretary           October 17, 2005

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

      11           Not applicable

      14           Not applicable

      16           Not applicable

      21           Not applicable

#     23.1         Consent of Counsel
                   (contained in Exhibit 5.1)

      24.1         Consent of CPA.

      28           Not applicable

#     31.1         Certification pursuant to Sarbanes-Oxley Act.

#     32.1         Certification pursuant to Sarbanes-Oxley Act.

#     99.1         Safe Harbor Compliance Statement

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

R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074-2220
Tel: (713) 272-8500 Fax: (713) 272-8515
E-Mail: Rebassie@aol.com





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
North Shore Capital IV, Inc.:

We have audited the balance sheet of North Shore Capital IV, Inc (a development stage company the Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows in each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


/s/ R. E. Bassie & Co.


Houston, Texas
May 19, 2005

                            NORTH SHORE CAPITAL IV, INC.
                           (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2004 and 2003


                                               2004            2003
                                             -------          -------

ASSETS                                         $   0           $    0


     TOTAL ASSETS                              $   0           $    0


LIABILITIES AND EQUITY
     NOTE PAYABLE
     TO OFFICER                                $1747             $410


     TOTAL LIABILITIES- Current                 1747              410

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

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 30, 2004 and 2003,


                                                    Year                  Year                    Cumulative Totals
                                                    Ended                 Ended                   From Inception to
                                                    December 31, 2004     December 31, 2003       December 31, 2004
--------------------------------------------------------------------------------------------------------------------
REVENUE                                               $       0             $       0               $       0

EXPENSES:
  General and Administrative                               1337                   410                  53,647
  Total Expenses                                           1337                   410                  53,647

Net loss                                              $   (1337)                 (410)              $ (53,647)

Net loss per common share-
 basic and diluted:
  Net loss applicable to common
  Shareholders:                                            (.00)                 (.00)


 Weighted average number of
 Common shares outstanding                            2,247,500             2,247,500


See accompanying notes to financial statements.

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                      YEARS ENDED DCEMBER 31, 2004 AND 2003


                                                                           Deficit
                                                                           Accumulated     Total
                                  Common                    Additional     During the      Stockholders'
                                  Shares                    Paid in        Development     Equity
                                  Issued       Amount       Capital        Stage           (Deficit)
--------------------------------------------------------------------------------------------------------
Balance, February 3, 1999                 --     $    --       $    --       $     --        $     --

Issuance of common shares
for services                       2,230,000       2,230        32,170             --          34,400


Shares issued pursuant to
Private Placement under
Regulation D                          17,500          18        17,482                         17,500

 Net loss                                 --          --            --        (50,049)        (50,049)

Balance, December 31, 2000         2,247,500       2,248        49,562        (50,049)          1,851

 Net loss                                 --          --            --         (1,458)         (1,458)

Balance, December 31, 2001         2,247,500       2,248        49,562        (51,507)            393

 Net loss                                 --          --            --           (393)           (393)

Balance, December 31, 2002         2,247,500       2,248        49,562        (51,900)             --

 Net loss                                 --          --            --           (410)           (410)

Balance, December 31, 2003         2,247,500       2,248        49,562        (52,310)           (410)

 Net loss                                                                       (1337)          (1337)

Balance, December 31, 2004         2,247,500     $ 2,248       $49,562       $(53,647)         $(1747)

See accompanying notes to financial statements.

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                           The Year               The Year                February 3, 1999
                                           Ended                  Ended                   (Inception) to
                                           December 31, 2004      December 31, 2003       December 31, 2004
------------------------------------------------------------------------------------------------------------
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

(2)  Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

                                                              December 31
                                                           2004        2003
                                                          -----       -----
Tax expense/(benefit) computed at statutory rate for
continuing operations                                     $(455)      $(139)
Tax (benefit) of operating loss carryforwards               455         139
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

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

                                                            December 31
                                                         2004        2003
                                                       --------    --------
Deferred tax assets:
Net operating loss                                     $ 18,240    $ 17,785

Total deferred tax assets                                18,240      17,785

Valuation allowance                                     (18,240)    (17,785)
Net deferred assets                                    $     --    $     --

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




Sheboygan, WI
October 17, 2005