Form 10QSB/A
period 2005-03-31
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-10-20
CIK 1102005

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

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      March 31, 2005, and December 31, 2004
                                   (Unaudited)

 ASSETS                                         2005                   2004
--------------------------------------------------------------------------------
                                                                    (Audited)

        TOTAL ASSETS                             $   0                $   0

LIABILITIES AND
STOCKHOLDERS'EQUITY

        LOAN PAYABLE TO OFFICER                  $1747                $1747

        TOTAL LIABILITIES-CURRENT                 1747                 1747


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


See accompanying notes to financial statements

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                               Cumulative
                                                                               totals from
                                                                               inception to
                                                                               March 31,
                                                        2005         2004      2005
--------------------------------------------------------------------------------------------
Revenues                                             $       --   $       --   $       --

Expenses:
   General and administrative                                --           --       53,647
      Total expenses                                         --           --       53,647

      Net loss                                       $       --   $       --   $  (53,647)


Net loss per common share - basic and diluted:

   Net loss applicable to common shareholders        $       --   $       --

Weighted average common shares - basic and diluted    2,247,500    2,247,500


See accompanying notes to financial statements.

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                   Three months ended March 31, 2005 and 2004
                                  (Unaudited)

                                                                    Cumulative
                                                                    totals from
                                                                    inception to
                                                                    March 31,
                                                   2005      2004   2005
                                                -------   -------   ------------
Cash flows from operating activities:
   Net loss                                     $    --   $    --   $(53,647)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Common stock issued for services                     --        --     34,400

Net cash used in operating activities                --        --    (19,247)

   Cash flows from investing activities              --        --         --

   Cash flows from financing activities:
      Proceeds from issuance of stock                --        --     17,500
      Proceeds from borrowing from shareholder       --        --      1,747

Net cash provided by financing activities            --        --     19,247

         Net decrease in cash                        --        --         --

Cash at beginning of year                            --        --         --
Cash at end of period                           $    --   $    --   $     --


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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

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

(4)  Going Concern

The Companys financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Companys ability to continue as a going concern is contingent upon its ability to implement its plan of operations and secure additional financing.

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

          a.   Exhibits

          b.   Reports on Form 8 K

               None

INDEX TO EXHIBITS

EXHIBIT      NO      DESCRIPTION
--------------------------------------------------------------------------------

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