Form 10QSB/A
period 2005-06-30
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-10-21
CIK 1102005

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

NOTICE:

Effective as of December 13, 2004, North Shore Capital IV Inc., a Colorado corporation, entered into a Share Exchange and Reorganization Agreement with Gridline Communications Corp., a Delaware corporation, and the beneficial holders thereof, which sets forth the terms and conditions of the business combination of the Registrant and Gridline in which all Gridline Stockholders exchange every 2.03151261 shares of Gridline common stock, par value $.0001 per share, held by them for one share of common stock, par value $0.001 per share, of the Registrant's successor in interest resulting from the Registrant's proposed reincorporation in Delaware. The Registrant is effecting such transaction based upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. As a result of the Transaction, Gridline shall become a wholly-owned subsidiary of the Registrant, and stockholders of Gridline shall become the controlling stockholders of NSC. All options, warrants exercisable for, and securities convertible into, shares of Gridline common stock shall, upon the Closing of the Transaction, be exercisable for such number of shares of NSC Common Stock as the holder thereof would have received if such options and warrants had been exercised, or such convertible securities converted, immediately prior to such Closing. The exercise price of such options and warrants, and the conversion price of such convertible securities shall be adjusted by multiplying such price by the Exchange Ratio.




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

Statements of Operations - Three and six months ended June 30, 2005 and 2004

Statements of Cash Flows - Six months ended June 30, 2005 and 2004

Notes to Financial Statements

                            NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      June 30, 2005, and December 31, 2004
                                   (Unaudited)


 ASSETS                                         2005                   2004
                                                                     (Audited)



        TOTAL ASSETS                           $      0             $      0

LIABILITIES AND
STOCKHOLDERS'EQUITY


        LOAN PAYABLE TO OFFICER                $  8,747             $  1,747


        TOTAL LIABILITIES-CURRENT                 8,747                1,747




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


See accompanying notes to financial statements

                          North Shore Capital IV, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                Three and six months ended June 30, 2005 and 2004
                                   (Unaudited)



                                                                                                              Cumulative
                                                                                                              totals from
                                                                                                              inception to
                                            Three months ended June 30,       Six months ended June 30,       June 30, 2005
                                            2005             2004              2005          2004

  Revenues                              $        -        $       -       $          -    $         -        $         -

  Expenses:
          General and administrative         7,000            1,337              7,000          1,377             60,647
                 Total expenses              7,000            1,337              7,000          1,337             60,647

                 Net loss               $   (7,000)       $ (1,337)       $     (7,000)   $    (1,337)       $   (60,647)


  Net loss applicable to common
    shareholders:
          Basic and diluted             $    (0.00)       $   (0.00)      $      (0.00)   $     (0.00)

  Weighted average shares
          Basic and diluted              2,247,500         2,247,500         2,247,500      2,247,500


  See accompanying notes to financial statements.


 See accompanying notes to financial statements.

                          NORTH SHORE CAPITAL IV, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
               Six months ended June 30, 2005 and 2004 (Unaudited)


                                                                                                        Cumulative
                                                                                                        totals from
                                                                               June 30,                 inception to
                                                                        ____________________            June 30,
                                                                        2005            2004            2005


 Cash flows from operating activities:
   Net loss                                                      $   (7,000)        $  (1,337)        $  (60,647)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Common stock issued for services                                          -                 -             34,400

Net cash used in operating activities                                (7,000)           (1,337)           (26,247)

 Cash flows from investing activities                                     -                 -                  -

 Cash flows from financing activities:
         Proceeds from issuance of stock                                  -                 -             17,500
         Proceeds from borrowing from shareholder                     7,000             1,337              8,747
Net cash provided by financing activities                             7,000             1,337             26,247

                         Net decrease in cash                             -                 -                  -

 Cash at beginning of year                                                -                 -                  -
 Cash at end of period                                           $        -         $       -         $        -



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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Cost's an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

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