Form 10QSB
period 2005-09-30
GRIDLINE COMMUNICATIONS HOLDINGS INC
filed 2005-11-22
CIK 1102005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____ .

   --------------------------------------------------------------------------

                        Commission File Number: 000-30383

                      GRIDLINE COMMUNICATIONS HOLDINGS INC.
                (Name of registrant as specified in its charter)

           DELAWARE                                              54-1964054
(State or other jurisdiction                                  (I.R.S. Employer
      of incorporation)                                      Identification No.)

                        14090 SOUTHWEST FRWY., SUITE 300
                               SUGARLAND, TX 77478
                    (Address of principal executive offices)

                                 (281) 340-8518
                         (Registrant's telephone number)

                          NORTH SHORE CAPITAL IV, INC.
                              2208 PERSHING AVENUE
                           SHEBOYGAN, WISCONSIN 53083
         (Former name or former address, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
         Yes [ ]   No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

Registrant had 54,657,564 shares of common stock, par value $0.001 per share, outstanding as of September 30, 2005.

Transitional small business disclosure format (check one) Yes [ ]   No [X]

                                                                                         Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited)      1

         Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 (unaudited), from July 2, 2004
         (Inception) through September 30, 2004 (unaudited) and from July 2, 2004
         (Inception) through September 30, 2005                                          2

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2005 (unaudited), from July 2, 2004 (Inception) through
         September 30, 2004 (unaudited) and from July 2, 2004 (Inception)
         through September 30, 2005                                                      3

         Notes to Condensed Consolidated Financial Statements (unaudited)                4-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                      7-12

ITEM 3.  CONTROLS AND PROCEDURES                                                         12

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                     12-13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                 13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                13-14

SIGNATURES                                                                               15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GRIDLINE COMMUNICATIONS HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                           ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                                $        --
       Prepaid expenses                                                               2,698

Fixed assets (less accumulated depreciation of $10,997)                              14,128
                                                                                -----------

TOTAL ASSETS                                                                    $    16,826
                                                                                ===========


                           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
       Bank overdraft                                                                 8,436
       Accounts payable                                                             153,325
       Accrued interest                                                              65,588
       Accrued expenses                                                             161,855
       Convertible debt securities                                                  829,500
                                                                                -----------
           Total current liabilities                                              1,218,704

TOTAL LIABILITIES                                                                 1,218,704
                                                                                -----------

SHAREHOLDERS' DEFICIT
       Common stock, $.001 par value; 250,000,000 shares authorized,                 54,658
       54,657,564 shares issued and outstanding
       Additional paid-in-capital                                                 1,110,875
       Accumulated deficit                                                       (2,367,411)
                                                                                -----------
           Total shareholders' deficit                                           (1,201,878)
                                                                                -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                     $    16,826
                                                                                ===========

                     GRIDLINE COMMUNICATIONS HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                           FOR THE PERIOD                          FOR THE PERIOD
                                       NINE MONTHS       FROM JULY 2, 2004     THREE MONTHS      FROM JULY 2, 2004
                                          ENDED             (INCEPTION)           ENDED             (INCEPTION)
                                      SEPT. 30, 2005     TO SEPT. 30, 2004    SEPT. 30, 2005     TO SEPT. 30, 2005

Research and development costs          $        --         $   300,000         $        --         $   760,223
Selling, general and administrative         888,517             174,685             183,278           1,496,155
Depreciation expense                         10,968                  12               1,936              10,997
                                        -----------         -----------         -----------         -----------
Total expenses                              899,485             474,697             185,214           2,256,378

Loss from operations                       (899,485)           (474,697)           (185,214)         (2,256,378)

Interest expense, net                        91,262               2,457              65,327             111,033
                                        -----------         -----------         -----------         -----------

Net loss                                $  (990,747)        $  (477,154)        $  (250,541)        $(2,367,411)
                                        ===========         ===========         ===========         ===========


Loss per share - basic and diluted      $      (.02)        $      (.02)        $     (0.00)        $      (.05)

Weighted average shares outstanding -
basic and diluted                        48,790,104          29,954,402          51,131,624          49,695,064

                     GRIDLINE COMMUNICATIONS HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            FOR THE PERIOD        FOR THE PERIOD
                                                       NINE MONTHS        FROM JULY 2, 2004     FROM JULY 2, 2004
                                                          ENDED              (INCEPTION)           (INCEPTION)
                                                      SEPT. 30, 2005      TO SEPT. 30, 2004     TO SEPT. 30, 2005

Cash flows from operating activities:
      Net (loss)                                       $  (990,747)          $  (477,154)          $(2,367,411)

Adjustments to reconcile net (loss) to
net cash used in operating activities:
         Non-cash compensation                             351,871                    --               351,871
         Depreciation expense                               10,968                    12                10,997
         Change in prepaid expenses)                            --                (5,000)               (2,698)
         Change in cash overdraft                            8,436                    --                 8,436
         Change in accounts payable and
              accrued expenses                             128,695                14,672               315,180
         Change in accrued interest                         79,810                 2,457                99,580
                                                       -----------           -----------           -----------
Net cash used in operating activities                     (410,967)             (465,013)           (1,584,045)

Cash flows from investing activities:
         Purchase of equipment                             (24,060)               (1,065)              (25,125)
                                                       -----------           -----------           -----------
Net cash used in investing activities                      (24,060)               (1,065)              (25,125)

Cash flows from financing activities:
         Proceeds from the issuance of stock               160,000                 9,060               169,670
         Proceeds from the issuance of debt                395,500               486,500             1,564,500
         Repayment of debt
                                                          (125,000)                   --              (125,000)
                                                       -----------           -----------           -----------
Net cash provided by financing activities                  430,500               495,560             1,609,170

Net (decrease) increase in cash and cash
equivalents                                            $    (4,527)          $    29,482           $    (8,436)
                                                       ===========           ===========           ===========

Cash and cash equivalents, beginning of year           $     4,527           $        --           $        --
Cash and cash equivalents, end of year                 $        --                29,482                    --

Supplemental Disclosures:
      Interest paid                                    $        --           $        --           $        --
      Income taxes paid                                $        --           $        --           $        --

                     GRIDLINE COMMUNICATIONS HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BUSINESS & ORGANIZATION

Gridline Communications Holdings Inc. (the "Company"), formerly North Shore Capital IV, Inc. ("North Shore"), is a development stage company that was formed to provide integrated distribution broadband signaling and connectivity through electrical power lines to homes and offices. The Company intends to provide power line communication ("PLC"), which is also referred to as broadband over power lines ("BPL"), through existing electric power transmission and distribution lines. PLC technology will allow the Company to send more robust data and voice communications over standard 50 or 60 hertz voltage frequency.

On August 1, 2005 Gridline Communications Corp. ("Gridline") entered into a merger agreement with North Shore. Gridline was a privately-held entity that was incorporated in the state of Delaware on July 2, 2004. North Shore was a publicly-registered entity that was incorporated in the state of Colorado in 1999, and its sole purpose was to locate and consummate a merger or acquisition with a private entity. Pursuant to the terms of the merger agreement, North Shore changed its state of incorporation to Delaware and increased its number of authorized shares to 250 million. North Shore then issued 47.6 million shares of its common stock in exchange for all of the outstanding shares of Gridline. Prior to the completion of the merger, North Shore changed its name to Gridline Communications Holdings Inc.

For accounting purposes, the merger has been treated as a reverse acquisition of North Shore by Gridline. Therefore, the assets and liabilities of Gridline are reported in the Company's financial statements at historical cost. The Company's revenues and expenses for all periods prior to the merger date only include those of Gridline. As of August 1, 2005, the financial statements include the combined operating results, assets and liabilities of Gridline and North Shore.

NOTE 2 - BASIS OF PRESENTATION

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities & Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements for the year ended December 31, 2004 included in the Company's Form 8-K/A that was filed with the Securities and Exchange Commission on June 6, 2005. The Company follows the same accounting policies in the preparation of interim reports.

NOTE 3 - STOCK OPTIONS

In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards No. 123, "Share-Based Payment" ("SFAS No. 123R") which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires that such transactions be accounted for using the grant-date fair value based method. The Company adopted the provisions of SFAS No 123R provided for an effective date as of the beginning of the first interim or annual reporting period that begins after June 15, third quarter of 2005. Early adoption of SFAS No. 123R is encouraged.

During the nine months ended September 30, 2005, the Company granted 2.5 million options to an officer as incentive compensation. The options vested immediately on the grant date and had an exercise price of $.0001. The Company estimated the fair value of the options to be $249,793 using the Black Scholes option pricing model and recorded the entire amount as an expense. The assumptions used to value the options are outlined below:

Dividend Yield: 0%
Expected Volatility: 115%
Risk-Free Rate: 3.0%
Expected Term: 5 Years

The Company periodically issues stock options to external parties as payment for services rendered or as an incentive to provide debt financing to the Company. During the nine months ended September 30, 2005, the Company issued 1,238,360 options to external parties that vested immediately on the grant date and had exercise prices ranging from $.0001 to $.28. The Company estimated the fair value of the options to be $102,078 using the Black Scholes option pricing model and recorded the entire amount as an expense. The assumptions used to value the options are outlined below:

Dividend Yield: 0%
Expected Volatility: 101.5% - 115.5%
Risk-Free Rate: 2.25% - 3.0%
Expected Term: 5 Years

Since the Company is a development stage entity, its stock is not actively traded at this time. Therefore, the volatility assumptions were estimated by averaging the volatility of two active companies that have operations similar to the Company.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Between August 2004 and June 2005, the Company issued $1,464,500 of convertible notes payable that matured on September 11, 2005 and had a stated interest rate of 8% or 12%, depending on the date of issuance. The notes were offered to "accredited investors," as defined in Regulation D of the Securities Act of 1933, as amended.

The note holders had the option to convert any portion of their outstanding principal and accrued interest into shares of the Company's stock on the maturity date. If the Company elected to redeem the notes prior to the maturity date, the note holders had the option to exercise their conversion rights within ten days of receiving the notice of redemption. The conversion price was $.20 per share.

On August 14, 2005, the Company redeemed $25,000 of the notes for cash. In addition, the Company converted $610,000 of principals and accrued interest of $42,129 into 3,210,068 shares of common stock on August 31, 2005.

As of September 30, 2005, the Company was in default of its obligations on the remaining $829,500 of notes payable and accrued interest of $64,018 because it did not have sufficient cash available to redeem the notes and the note holders chose not to exercise their conversion rights. The Company is currently negotiating with the note holders to either obtain an extension of the maturity date or amend the conversion right. The outstanding debt is unsecured and ranks pari passu with all other unsecured, unsubordinated debt of the Company.

On February 4, 2005, the Company received a bridge loan of $100,000 from an individual investor that was scheduled to mature in September 2005. On March 16, 2005, the Company repaid the loan in full, including interest of $1,314.

NOTE 5 - COMMON STOCK

In connection with the merger discussed in Note 2, the Company issued 47.6 million shares of its common stock in exchange for all of the outstanding common stock of Gridline.

As discussed in Note 2, the Company converted $610,000 of notes payable and $42,129 of accrued interest into 3,210,068 shares of common stock on August 31, 2005.

During the three months ended September 30, 2005, the Company issued 1.6 million shares of common stock and received proceeds of $160,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

Since its inception, the Company has paid $166,950 in commissions on its debt financing to a firm owned by the Chairman of the Board. In addition, the Company has paid $107,900 of consulting expenses to the former Chairman of the Board.

Since inception, the Company has paid $778,724 to iGate, Inc. a company founded and controlled by one of our former directors.

NOTE 7 - SUBSEQUENT EVENTS

On October 29, 2004, the Board of Directors approved the Incentive Stock Option Plan, which authorizes the Company to grant its officers and employees a maximum of 7,000,000 options to purchase shares of common stock. The Company issued 6,370,000 options under this plan on October 24, 2005. The options have an exercise price of $.10, with 50% vesting immediately on the grant date and the remaining 50% vesting over a two year period.

The Company has entered into agreements with various consultants and brokers to assist with its capital raising efforts. The agreement entitles the parties to receive cash payments and shares or options of the Company proportional to the amount of capital raised as a result of the consultant's direct efforts.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", "the Company" and "Gridline" mean Gridline Communications Holdings, Inc, unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT.

GENERAL

The Company's business plan strategy continues to focus on implementing high-speed Broadband over Power Line (BPL) access technology, together with offering underlying value-added services such as Voice over Internet Protocol
(VoIP), Video on Demand (VOD), on-line
gaming, security for homeland security, offices and home applications, long distance learning and telemedicine using the Company's BPL platform as the "pipe" for all applications. The Company has also began to focus on entering into strategic alliances with a variety of application and content providers of Internet Protocol (IP) based services that view our BPL platform as a viable economic means of delivering their services to homes and businesses. The Company may also enter into exclusive licensing agreements with entities for joint product development and marketing based upon its ability to successfully develop and implement certain proprietary technologies for which the Company is currently developing intellectual property patents.

CASH REQUIREMENTS

Over the next 24 months the Company will require financing in the amount of $10,500,000 to initiate the deployment of its products and services based on certain marketing efforts currently underway for the U.S., Central American, and other markets.

Estimated funding required during the next 24 months:

Development and Patents                                 $    500,000
Marketing and business development                      $  7,500,000
Operating expenses/working capital                      $  2,500,000
                                                        ------------
                                        ----------
Total                                                   $ 10,500,000
                                        ----------

As of September 30, 2005, the Company had working capital deficit of ($1,216,006). To commence the deployment of its services, the Company intends to raise additional cash in the amount of $500,000 by December 31, 2005. The Company intends to raise the capital required to meet the Company's immediate short-term needs, as well as the additional capital required to meet the balance of our estimated funding requirements for the next twenty-four months, primarily through private placement and through public offering of its securities. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, it will be unable to conduct its operations as planned, and it will not be able to meet its other obligations as they become due. In such event, the Company will be forced to scale down or perhaps even cease its operations.

The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of its current stockholders.

PRODUCT RESEARCH AND DEVELOPMENT

The Company is currently in negotiations with a select group of Chip Set manufacturers to complete the product development of its proprietary products. In addition, in order to begin immediate installation and delivery of the Company's service offering its has completed an Memorandum of Understanding with a turn-key product supplier, Xeline Company, Ltd. of Seoul, South Korea. A definitive supplier agreement is currently being reviewed by both parties. The Company anticipates a second supplier agreement will be completed within the fourth quarter of 2005 as well as completion of the Chip Set licensing agreement(s). The Company anticipates that it will need four (4) employees over the next few months to assist in the establishment of a Research and Development center where the Company intends to develop and test the applications resulting from its intellectual property works.

LEASE AGREEMENTS & INVESTMENTS

The Company is currently leasing executive office space with BusinesSuites of Sugarland. The Company recently renewed this lease for an additional 6 months, which will result in an expense of approximately $13,500.

The Company plans to invest approximately $100,000 in the first quarter of 2006 in new operating facilities. The Company is looking at possibly relocating these operations to Albuquerque, New Mexico as part of its strategy to co-locate with Ibero American Science and Technology Education Consortium ("ISTEC"), with whom the Company recently entered into a Strategic Alliance Agreement, in ISTEC's New Mexico facilities. In addition to possible re-location expenses, the Company intends to purchase computers, software and servers to support its Network Operations Center and development group, an estimated expense of $500,000.

EMPLOYEES

Currently there are three full-time employees and one part-time employee of the Company. In addition to its employees, the Company has Consulting and Advisory Services agreements with the individuals serving on its Board of Directors and Advisory Board. The Company expects to recruit an, as yet, unspecified number of part-time and full-time developers over the next 12-month period and also intends to enter into employment or consulting agreements with certain potential key individuals.

GOING CONCERN

The report issued by Gridline Communication Corp's ("Gridline") auditors as of December 31, 2004 and for the period from July 2, 2004 (date of inception) through December 31, 2004 included an explanatory paragraph regarding concerns about Gridline's ability to continue as a going concern due to its status as a development stage company that has not generated any revenues to date.

The continuation of the Company's business is dependent upon its raising additional capital. The Company intends to raise the additional capital required to assure the Company's continued operations primarily through private placement and through public offering of its securities. The Company's issuance of these additional equity securities could result in a significant dilution in the equity interests of its current stockholders. The Company may also raise additional capital by obtaining bank financing or commercial loans, if available; however, such loans will increase the Company's liabilities and future cash commitments.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or
(2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurances can be made that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may not increase its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not expect that the adoption of recently issued accounting pronouncements will have a significant impact on our results of operations, financial position or cash flows.

ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, and the realizability of other intangible assets, accruals, income taxes, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, change in conditions could affect our estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other income.

RESULTS OF OPERATIONS

For the Nine months ended September 30, 2005 and 2004.

Our company recorded losses of $990,747 and $ 477,154 for the nine month periods ending September 30, 2005 and 2004, respectively, and losses of $2,367,411 since inception (July 2, 2004) to September 30, 2005. The principal components of the losses were for general, technology development and administrative expenses.

Operating expenses for the nine months ending September 30, 2005 and 2004 were $ 899,485 and $474,697, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had a working capital deficit of ($1,216,006).

At September 30, 2005, the Company's total assets were $16,826, which consisted of $14,128 in Fixed Assets and $2,698 in prepaid expenses.

At September 30, 2005, the Company's total liabilities were $1,218,704.

The Company has had no revenues since inception.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 7, 2005, FASB issued Statement No. 54, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, FASB issued the revised SFAS No. 123, "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for employee share-based payment transactions using APB No. 25, and requires instead that such transactions be accounted for using the grant-date fair value based method. The Company adopted the provisions of SFAS No. 123R during the third quarter of 2005.

In March 2005, the SEC issued Staff Accounting Bulletin 107, "Shared-Based Payment" ("SAB 107"), which offers guidance on SFAS No. 123R. SAB 107 was issued to assist companies by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by companies to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company has applied the principles of SAB 107 in conjunction with its adoption of SFAS No. 123R.

The Company has no off-balance sheet transactions.


ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are not effective as of the end of the period covered by this report, because of adjustments required by our independent auditors, primarily in the area of equity. Specifically, our independent auditors identified deficiencies in our internal controls and disclosures related to the valuation and expense recognition of our stock options. We have made the necessary adjustments to our financial statements and footnote disclosures in our interim Report on Form 10-QSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through the following efforts (1) employing a permanent Chief Financial Officer who is a Certified Public Accountant and (2) implementing certain controls and procedures. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies.

There have been no significant changes in the Company's internal controls over financial reporting that occurred during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal controls over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.


                           PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005, the Company completed an unregistered offering of 1,600,000 shares of its common stock, par value $0.001 per share under Rule 506 of Regulation D under the Securities Act for an aggregate purchase price of approximately $160,000.00.

All sales were made through D. E. Wine Investments, Inc., to accredited investors as defined in Rule 501 of Regulation D of the Securities Act and the Company paid a commission of 10% of the gross proceeds to D.E. Wine Investments, Inc.

Use of Proceeds:

         Commissions.                                $  16,000
         Capital Equipment                           $   2,783
         General Corporate/Working Capital           $ 141,217
                                                     ---------

         TOTAL Use of Proceeds                       $ 160,000


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2005, the Company had defaulted in the repayment of a total of $474,000 in its 8% Note obligations and a total of $335,000 in its 12% Note obligations due to the Company's dedication of all available resources to the expansion of its operations and business development. The Company intends to negotiate, on an individual basis, with each Note-holder for extension, or conversion to common stock equity, or payment subject to further equity capitalization which will recognize these defaulted Notes as part of its use of proceeds.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

         3(i)     Articles of Incorporation

         3(ii)    Bylaws

         10.1 Share Exchange and Reorganization Agreement, dated December 15, 2004, among Gridline Communications Holdings, Inc. (f/k/a/ North Shore Capital IV, Inc.), Gridline Communications Corp. and the Beneficial Stockholders of Gridline Communications Corp., incorporated by reference to exhibit 10.1 to the Form 8-K filed December 21, 2004 as amended by Form 8-K/A filed February 22, 2005, as amended by Form 8-K/A filed April 15, 2005, as amended by Form 8-K/A filed June 6, 2005

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Since June 30, 2005, the Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission :

         Form 8-K/A filed November 14, 2005 relating to Item 9.01, amending Form 8-K originally filed on November 10, 2005.

         Form 8-K filed November 10, 2005 relating to Item 1.01 and 9.01.

         Form 8-K/A filed October 14, 2005 relating to Item 7.01, amending Form 8-K originally filed on October 3, 2005.

         Form 8-K filed October 3, 2005 relating to Item 4.01.

         Form 8-K filed September 28, 2005 relating to Item 5.02.

         Form 8-K filed August 31, 2005 relating to Items 5.02 and 9.01.

         Form 8-K filed August 25, 2005 relating to Items 5.02, 8.01 and 9.01.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: November 21, 2005
                                     By:  /s/ Blaize N. Kaduru
                                         ---------------------------
                                            Blaize N. Kaduru
                                            Chief Executive Officer



Date: November 21, 2005
                                     By: /s/ Terry Dillon
                                         ---------------------------
                                            Terry Dillon
                                            Acting Chief Financial Officer/Chief
                                            Operating Officer/Chief Technology
                                            Officer